Form 10-Q
period 1996-03-31
SEDA SPECIALTY PACKAGING CORP
filed 1996-05-13
CIK 912034

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   (Mark One)

       X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
      ---  Exchange Act of 1934

                For the quarterly period ended March 31 ,1996 or

           Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

             For the transition period from           to
                                           ----------    ----------

                         Commission File Number 0-22508



                         SEDA SPECIALTY PACKAGING CORP.
                         ------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                             95-3928988
- - ---------------------------------                            -------------------
  (State or Other Jurisdiction                                (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

             2501 West Rosecrans Avenue, Los Angeles, CA 90059-3510
             ------------------------------------------------------
                    (Address of Principal Executive Offices)

        Registrant's Telephone Number, Including Area Code (310) 635-4444
                                                           --------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X No    .
                                    ---   ---

At May 1, 1996, the registrant had 5,097,500 shares of common stock outstanding.

                         SEDA SPECIALTY PACKAGING CORP.

                                      INDEX

                                                                                        Page No.
                                                                                        --------
Part I  -  Financial Information

         Item 1  -  Financial Statements:

                  Condensed Consolidated Balance Sheet at March 31,1996
                     (unaudited) and December 31, 1995                                      2

                  Unaudited Condensed Consolidated Statement of Income for the
                     Three Months ended March 31, 1996 and 1995                             3

                  Unaudited Condensed Consolidated Statement of Cash Flows for
                     the Three Months ended March 31, 1996 and 1995                         4

                  Notes to Unaudited Condensed Consolidated Financial Statements            5

         Item 2  -  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                 6-7

Part II -  Other Information

         Items 1-6 are either not applicable or the required information is included in the Financial Statements or Notes thereto included
         in this Form 10-Q.                                                                NA

Signatures                                                                                  8

SEDA SPECIALTY PACKAGING CORP. & Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEET

                                                                           March 31,   December 31,
(In thousands except share data)                                             1996          1995
- - ---------------------------------------------------------------------------------------------------
Assets                                                                    (Unaudited)
    Current assets:
       Cash and cash equivalents                                           $  2,430      $  3,508
       Accounts receivable, less allowance for doubtful accounts
          of $554 at March 31, 1996 and $424 at December 31, 1995             9,702         9,022
       Inventories                                                            6,845         7,158
       Prepaid expenses and other current assets                                584           743
       Deferred income taxes                                                  1,030         1,120
                                                                           ----------------------
          Total current assets                                               20,591        21,551
    Property, plant and equipment, net                                       42,609        43,342
    Other assets                                                              1,019           989
                                                                           ----------------------
                                                                           $ 64,219      $ 65,882
                                                                           ======================
Liabilities and Stockholders' Equity
    Current liabilities:
       Accounts payable                                                    $  3,739      $  3,838
       Income taxes payable                                                     532           650
       Accrued liabilities                                                    1,664         1,718
       Current portion of long-term debt                                      3,557         3,582
       Current portion of obligations under capital leases                      483           493
                                                                           ----------------------
          Total current liabilities                                           9,975        10,281
    Line of credit                                                             --           1,520
    Long-term debt                                                           11,550        12,453
    Obligations under capital leases                                            708           805
    Deferred income taxes                                                     4,104         3,708
                                                                           ----------------------
          Total liabilities                                                  26,337        28,767
                                                                           ----------------------
    Commitments and contingencies
    Minority interest in consolidated subsidiary                                301           301
                                                                           ----------------------
    Stockholders' equity:
       Preferred stock, $0.001 par value, 10,000,000 shares authorized
          none outstanding                                                     --            --
       Common stock, $0.001 par value, 30,000,000 shares authorized,
          5,097,500 shares issued and outstanding                                 5             5
       Capital in excess of par value                                        26,983        26,983
       Retained earnings                                                     11,555         9,967
       Treasury stock, at cost, 69,000 shares at March 31, 1996
          and 13,000 shares at December 31, 1995                               (962)         (141)
                                                                           ----------------------
          Total stockholders' equity                                         37,581        36,814
                                                                           ----------------------
                                                                           $ 64,219      $ 65,882
                                                                           ======================

See accompanying notes to unaudited condensed consolidated financial statements

SEDA SPECIALTY PACKAGING CORP. & Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                                     Three Months Ended March 31,
                                                     ----------------------------
(In thousands, except  per share data)                   1996             1995
- - ---------------------------------------------------------------------------------
Net sales                                             $ 14,943          $ 8,363
Cost of sales                                            9,999            5,864
                                                      -------------------------
Gross profit                                             4,944            2,499
Selling expenses                                           981              618
General and administrative expenses                      1,132              521
                                                      -------------------------
    Income from operations                               2,831            1,360
Interest expense                                           336              281
Other income                                               (26)             (43)
                                                      -------------------------
     Income before income taxes                          2,521            1,122
Provision for income taxes                                 933              370
                                                      -------------------------
    Net income                                        $  1,588          $   752
                                                      =========================
Earnings per common and
    common equivalent share                           $   0.30          $  0.15
                                                      =========================
Weighted average number of common
    and common equivalent shares                         5,218            5,032
                                                      =========================

See accompanying notes to unaudited condensed consolidated financial statements

SEDA SPECIALTY PACKAGING CORP. & Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                           Three Months Ended March 31,
                                                                           ----------------------------
(In thousands)                                                                  1996        1995
- - -------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net income                                                                $ 1,588      $   752
                                                                              --------------------
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                            1,202          715
       Change in allowance for doubtful accounts receivable                       130         --
       Deferred income taxes                                                      485          267
       Change in assets and liabilities:
          Accounts receivable                                                    (810)        (775)
          Inventory                                                               313         (712)
          Prepaid expenses and other current assets                               159          185
          Other assets                                                             82          299
          Accounts payable                                                        (99)         608
          Income taxes payable                                                   (118)         103
          Accrued liabilities                                                     (54)        (179)
                                                                              --------------------
    Total adjustments                                                           1,290          511
                                                                              --------------------
      Net cash provided by operating activities                                 2,878        1,263
                                                                              --------------------
Cash flows from investing activities:
    Investment in ASC                                                            (112)      (3,343)
    Capital expenditures                                                         (469)      (2,639)
                                                                              --------------------
      Net cash used in investing activities                                      (581)      (5,982)
                                                                              --------------------
Cash flows from financing activities:
    Repayments of lines of credit                                              (1,520)        --
    Purchase of treasury stock                                                   (821)        --
    Proceeds from issuance of long-term debt                                     --          4,000
    Principal payments of long-term debt and capital lease obligations         (1,034)        (488)
                                                                              --------------------
      Net cash provided by (used in) financing activities                      (3,375)       3,512
                                                                              --------------------
Net decrease in cash and cash equivalents                                      (1,078)      (1,207)
Cash and cash equivalents at beginning of period                                3,508        5,585
                                                                              --------------------
Cash and cash equivalents at end of period                                    $ 2,430      $ 4,378
                                                                              ====================
Other cash flow information:
    Cash paid during the period for interest                                  $   338      $   281
    Cash paid during the period for taxes on income                           $   500      $  --

See accompanying notes to unaudited condensed consolidated financial statements

SEDA SPECIALTY PACKAGING CORP. & Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1996


NOTE 1 - UNAUDITED INTERIM INFORMATION

The accompanying unaudited condensed consolidated financial statements include all adjustments which in the opinion of management are necessary for a fair presentation of the information for the interim periods herein reported. The unaudited condensed consolidated financial statements include amounts that are based on management's best estimates and judgments. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 as filed with the Securities and Exchange Commission. The results for the three months ended March 31, 1996 are not necessarily indicative of results of operations for the year ending December 31, 1996.

NOTE 2 - EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

Earnings per common and common equivalent share is calculated using the weighted average number of common shares issued and outstanding, adjusted for treasury shares, and equivalent common shares derived from dilutive stock options and warrants. The number of shares used in the calculations were as follows:

                                                             Three Months Ended
                                                                  March 31,
                                                             -------------------
                                                             1996          1995
                                                             -------------------
                                                                (In thousands)
Average shares outstanding                                   5,069         5,015
Common stock equivalents                                       149            17
                                                             -------------------
Weighted average number of common and
     common equivalent shares                                5,218         5,032
                                                             ===================

NOTE 3 - INVENTORIES

                                                     March 31,         December 31,
                                                       1996                1995
                                                     ---------------------------
                                                            (In thousands)
Finished goods                                        $2,736              $2,771
Work-in-process                                        1,455               1,845
Raw materials                                          2,654               2,542
                                                      --------------------------
                                                      $6,845              $7,158
                                                      ==========================

SEDA SPECIALTY PACKAGING CORP. & Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - MARCH 31, 1996 VS. 1995


RESULTS OF OPERATIONS:

Net sales for the three months ended March 31, 1996 increased approximately 79% to $14.9 million compared to $8.4 million for the three months ended March 31, 1995. This increase resulted from an 84% increase in sales of containers and a 71% increase in sales of closures and custom products. Approximately 42% of the increase in net sales was a result of the Company's acquisition of a majority interest in American Safety Closure Corp. ("ASC") in mid 1995. The remaining increases were largely due to increased demand from existing customers and an expanding customer base. The increase in net sales was primarily a result of increased quantities of products sold, a greater percentage of tubes with dispensing closures, and higher average container prices resulting from a change in product mix.

Gross profit for the three months ended March 31, 1996 increased approximately 98% to $4.9 million from $2.5 million in the comparable period of 1995. As a percentage of net sales, gross profit increased to 33.1% for the three months ended March 31, 1996, from 29.9% in the comparable period of the prior year. The improvement in gross margin percentage was caused primarily by lower raw material costs (approximately 4%), a favorable change in product mix reflecting a greater percentage of higher margin products (approximately 3%), and improved manufacturing economies related to higher production levels (approximately 2%), partially offset by a higher percentage of third party dispensing closures on tubes sold (approximately 3 %) and the consolidation of ASC which produced products with lower gross margins than the other operations of the Company (approximately 3%).

Selling expenses for the three months ended March 31, 1996 increased 59% to $981,000 compared to $618,000 for the comparable period of the prior year. As a percentage of net sales, selling expenses decreased to 6.6% for the three months ended March 31, 1996 from 7.4% for the corresponding period of 1995. The changes were due primarily to the inclusion of ASC selling expenses and higher freight costs.

General and administrative expenses for the three months ended March 31, 1996 increased to $1,132,000 from $521,000 for the three months ended March 31, 1995. As a percentage of sales, general and administrative expenses increased to 7.6% for the three months ended March 31, 1996 from 6.2% for the same period in 1995. The addition of ASC administrative expenses, higher salaries, higher bad debt expenses and higher professional fees related to investment banking services were the primary reasons for the increase in 1996.

Interest expense for the three months ended March 31, 1996 increased to $336,000 as compared to $281,000 in the same period in 1995, primarily as a result of the addition of ASC interest bearing debt. Other income is primarily interest income on short-term investments.

The higher effective tax rate for the first quarter of 1996 of 37.0% as compared to 33.0% for the comparable period of 1995 reflects a reduction in the estimated state income tax credits related to the Company's location in a designated revitalization zone.

LIQUIDITY AND CAPITAL RESOURCES

The Company's short-term liquidity needs have generally consisted of operating capital necessary to fund growth in receivables and inventory. It has satisfied the short-term requirements with cash generated from operations and secured bank lines of credit. Long-term liquidity needs generally relate to capital expenditures necessary to expand the Company's manufacturing operations. The Company meets its long-term liquidity requirements with cash generated from operations and five-year secured notes or capital leases with banks and finance companies. The Company believes that cash generated by operations, supplemented as necessary with funds expected to be available under its bank credit agreement (which expires June 30, 1997), will provide sufficient resources to meet present and reasonably foreseeable working capital requirements, debt service and other cash needs throughout the term of the agreement.

Cash provided by operations for the three months ended March 31, 1996 was $2.9 million as compared to $1.3 million for the same period of 1995, reflecting the higher net income in the first quarter of 1996. Cash used for the acquisition of machinery and equipment was $0.5 million in the first three months of 1996 compared to $2.6 million for the same period of 1995. Cash used in the first three months of 1996 related to the acquisition of ASC was only $0.1 million compared to $3.3 million in the first three months of 1995. Cash used in financing activities during the three months ended March 31, 1996 was $3.4 million as compared to $3.5 million cash provided by financing activities in the first three months of 1995, due to new long-term debt of $4.0 million in 1995 versus the repayment of $1.5 million on the Company's line of credit and the purchase of treasury stock in the first three months of 1996.

                         SEDA SPECIALTY PACKAGING CORP.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SEDA SPECIALTY PACKAGING CORP.
                              --------------------------------------------------
                                                (Registrant)

Date     May 13, 1996            Shawn Sedaghat
     --------------------     --------------------------------------------------
                              Shawn Sedaghat
                              Chairman, President and Chief Executive Officer

Date     May 13, 1996            Ronald W. Johnson
     --------------------     --------------------------------------------------
                              Ronald W. Johnson
                              Vice President of Finance, Chief Financial Officer