Form 10-K405/A
period 1995-12-31
SEDA SPECIALTY PACKAGING CORP
filed 1996-06-12
CIK 912034

- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A

(Mark One)
/X/ Amended Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1995

                                       or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________________ to ____________________

                         Commission File Number 0-22508

                         SEDA SPECIALTY PACKAGING CORP.
             (Exact Name of Registrant as Specified in Its Charter)


DELAWARE                                                                      95-3928988
(State or Other Jurisdiction of Incorporation or Organization)      (IRS Employer Identification Number)

2501 WEST ROSECRANS AVENUE, LOS ANGELES, CALIFORNIA                           90059-3510
(Address of Principal Executive Offices)                                       (Zip Code)


                                 (310) 635-4444
              (Registrant's Telephone Number, Including Area Code)

        Securities Registered Pursuant to Section 12(b) of the Act: None

           Securities Registered Pursuant to Section 12(g) of the Act:


                                                         NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                              ON WHICH REGISTERED
         Common Stock, $0.001 par value                  Nasdaq National Market

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  / X /   No /  /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or by amendment to this Form 10-K. [ X ]

    The aggregate market value of the voting stock held by nonaffiliates of the registrant based upon the closing sales price of its Common Stock on March 1, 1996 on the Nasdaq National Market was $27,162,000.

The number of shares of Common Stock outstanding as of March 1, 1996: 5,092,500.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

- --------------------------------------------------------------------------------

                         SEDA SPECIALTY PACKAGING CORP.
                     1995 FORM 10-K/A AMENDED ANNUAL REPORT

                                TABLE OF CONTENTS


                                     PART I
                                                                                                            Page
Item 1        Business                                                                                    No change

Item 2        Properties                                                                                  No change

Item 3        Legal Proceedings                                                                           No change

Item 4        Submission of Matters to a Vote of Security Holders                                         No change


                                     PART II

Item 5        Market for Registrant's Common Equity and Related Shareholder Matters                       No change

Item 6        Selected Financial Data                                                                     No change

Item 7        Management's Discussion and Analysis of Financial Condition and Results of
                 Operations                                                                                       2

Item 8        Financial Statements and Supplementary Data                                                         5

Item 9        Changes in and Disagreements With Accountants on Accounting and
                 Financial Disclosure                                                                     No change


                                    PART III

Item 10       Directors and Executive Officers of the Registrant                                          No change

Item 11       Executive Compensation                                                                      No change

Item 12       Security Ownership of Certain Beneficial Owners and Management                              No change

Item 13       Certain Relationships and Certain Transactions                                              No change


                                     PART IV

Item 14       Exhibits, Financial Statement Schedules and Reports on Form 8-K                             No change

Signatures                                                                                                        6

                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with Item 6 - "Selected Financial Data" and Item 8 - "Financial Statements and Supplementary Data" included elsewhere herein.

RESULTS OF OPERATIONS

         SEDA's financial performance in 1995 reflects the continued strength of the Company's core business as evidenced by demand for the Company's products from both new and existing customers. The results of operations of American Safety Closure Corp. ("ASC") and its subsidiary have been consolidated with the results of the Company commencing June 22, 1995. On June 22, 1995, SEDA acquired 65% of ASC, bringing its holdings to 68%. Prior to this date SEDA was seeking to abort the transaction via legal action. The acquisition of the remaining minority equity interest in ASC, including 18% of ASC acquired by the Company after June 22, 1995, was the subject of litigation until October 1995. On a pro forma basis, if the acquisition of approximately 86% of ASC had occurred on January 1, 1995 and the results of ASC had been consolidated with SEDA for all of 1995, net sales, net income and earnings per share would have approximated $45.7 million, $4.0 million and $0.78, respectively. Refer to Note 3 to the consolidated financial statements appearing elsewhere in this Annual Report for further information regarding the acquisition and the pro forma data.

         As a result of the acquisition, the Company saw a significant increase in sales volume in the last six months of 1995. The acquisition of ASC also broadened the Company's family of products for both containers and closures. The Company's line of plastic containers was expanded in 1995 to include single- and double-wall plastic jars, plastic vials and polyethylene terephthalate ("PET") bottles in addition to the Company's flexible plastic tubes. The Company's line of plastic closures now includes more styles and sizes of stock and tamper-evident closures as well as a number of specialty closures. Additional custom products were also added to the Company's operations. The following is a percentage analysis of operating results for the past three years:


                                                                1995          1994         1993
                                                               --------------------------------
        Plastic containers                                      60.6%         62.1%        60.0%
        Plastic closures and custom products                    39.4          37.9         40.0
                                                               -----         -----        -----

        Net sales                                              100.0         100.0        100.0
        Cost of sales                                           69.3          60.7         58.3
                                                               -----         -----        -----

        Gross profit                                            30.7          39.3         41.7
        Selling expenses                                         6.4           7.1          6.5
        General and administrative expenses                      6.7           6.2          5.0
                                                               -----         -----        -----

        Income from operations                                  17.6          26.0         30.2
        Interest expense                                         3.5           3.2          3.9
        Interest income                                         (0.4)         (0.9)        (0.2)
        Other (income) expense                                  (0.1)          0.3          0.1
                                                               -----         -----        -----

        Income before income taxes                              14.6          23.4         26.4
        Provision for income taxes (pro forma in 1993)           4.7           7.5          9.5
                                                               -----         -----        -----

        Net income (pro forma in 1993)                           9.9%         15.9%        16.9%
                                                               =====         =====        =====



1995 COMPARED TO 1994

         Net sales for the year ended December 31, 1995 increased 37% to $41.7 million compared to $30.4 million for 1994. Approximately 44% of the 1995 increase in net sales was a result of the ASC acquisition. The remaining increases were largely due to increased demand from existing customers and an expanding customer base. Sales of containers increased 34% from $18.9 million in 1994 to $25.3 million in 1995 and sales of closures and custom products increased 43% from $11.5 million in 1994 to $16.4 million in 1995. Container and closure unit volumes increased approximately

46% and 37%, respectively from 1994 to 1995. Changes in per-unit prices for 1995 as compared to 1994 were largely a result of changes in product mix with the addition of ASC products and a higher percentage of tubes sold with customer-requested third-party dispensing closures.


         Gross profit for 1995 increased 7% to $12.8 million from $12.0 million for 1994. As a percentage of net sales, gross profit decreased to 30.7% for 1995 from 39.3% in 1994. This change in gross margin percentages resulted primarily from higher material costs (approximately 4.3%), including higher resin prices and a higher percentage of third-party dispensing closures on tubes sold, increased costs associated with greater production capacity and the start-up of a new PET bottle manufacturing operation (approximately 2.2%), and the consolidation of ASC which produced products with lower gross margins than the other operations of the Company (approximately 1.2%). The Company is exploring opportunities to manufacture a portion of its future dispensing closure requirements.


         Selling expenses increased 24% in 1995 to $2.7 million from $2.2 million in 1994, and as a percentage of net sales, selling expenses decreased to 6.4% for 1995 from 7.1% the prior year. The changes were due primarily to the inclusion of ASC selling expenses and increased salaries and other expenses associated with additional personnel, partially offset by lower commission expenses.


         General and administrative expenses for the year ended December 31, 1995 increased 48% to $2.8 million from $1.9 million for 1994. As a percentage of net sales, general and administrative expenses increased to 6.7% from 6.2% for 1994. The addition of ASC administrative expenses, higher salaries, insurance and bad debt expenses were partially offset by lower professional fees for legal and accounting fees required in 1994 related to the Company's new status as a publicly held corporation, which required more expenditures for legal and accounting services. In 1995 the Company developed the experience to handle some of these needs in-house.


         Interest expense in 1995 increased to $1.4 million as compared to $1.0 million for the comparable period of 1994 as a result of the addition of ASC interest-bearing debt as well as borrowing related to the Company's new bottle operation and its investment in ASC. Interest income in 1995 decreased from 1994 because of lower cash and cash equivalents on hand throughout the year.

         The Company's effective tax rate was relatively unchanged at 32.1% in 1995 compared to 31.9% in 1994, with both years reflecting state income tax credits related to the Company's location in a designated Revitalization Zone.

1994 COMPARED TO 1993

         Net sales for the year ended December 31, 1994 increased 20% to $30.4 million compared to $25.3 million for 1993. Sales of containers increased 24% from $15.2 million in 1993 to $18.9 million in 1994 and sales of closures and custom products increased 14% from $10.1 million in 1993 to $11.5 million in 1994. Container and closure unit volumes increased approximately 8% and 13%, respectively from 1993 to 1994. These increases were largely due to increases in production capacity to accommodate a larger customer base and increased demand from existing customers. Changes in per-unit prices for 1994 as compared to 1993 were largely a result of changes in product mix and a higher percentage of tubes sold with customer-requested third-party dispensing closures.

         Gross profit for 1994 increased 13% to $12.0 million from $10.5 million for 1993. As a percentage of net sales, gross profit decreased to 39.3% for 1994 from 41.7% in 1993. This change in gross margin percentages resulted primarily from higher material costs, including a higher percentage of third-party dispensing closures on tubes sold, and increased costs associated with greater production capacity.

         Selling expenses increased 31% in 1994 to $2.2 million from $1.7 million in 1993, and as a percentage of net sales, selling expenses increased to 7.1% for 1994 from 6.5% the prior year as a result of an expanded direct sales force and other increases related to the growth in sales.

         General and administrative expenses for the year ended December 31, 1994 increased 50% to $1.9 million from $1.3 million for 1993. As a percentage of net sales, general and administrative expenses increased to 6.2% from 5.0% for 1993. The increases were primarily due to additional expenses related to the Company's status as a publicly-held corporation, such as professional fees, shareholder communication expenses and directors fees. Increases in salaries and wages were largely offset by lower bad debt expenses.

         Interest expense in 1994 was substantially unchanged from 1993. Lower interest rates on short-term and long-term borrowings resulting from the Company's new credit facilities and the refinancing of certain higher-rate debt offset the interest on borrowing for the Company's new facility. Interest income in 1994 increased from 1993 because of higher cash and cash equivalents on hand throughout the year.

         The Company's effective tax rate decreased to 31.9% in 1994 from a pro forma rate of 35.9% in 1993, reflecting increased state income tax credits related to the Company's relocation in 1993 to its new facility, which is located in a designated Revitalization Zone.

LIQUIDITY AND CAPITAL RESOURCES


         The Company has experienced rapid growth throughout its history, which has required substantial capital expenditures for manufacturing equipment and the corresponding financing of that equipment through the use of bank lines of credit, five-year notes payable to finance companies and capital leases. Cash generated by operations together with bank lines of credit have satisfied the short-term liquidity requirements of the Company over the past three years. The Company's short-term needs have included the financing of growth in receivables and inventory and, while it maintained S Corporation status, the funding of distributions to shareholders. Long-term requirements have been satisfied by cash from operations, five-year notes and capital leases. The Company's initial public stock offering in 1993 enhanced its ability to meet both short-term and long-term liquidity requirements. The Company believes that cash generated by operations, supplemented as necessary with funds expected to be available under the Company's credit agreement, will provide sufficient resources to meet present and reasonably foreseeable working capital requirements, debt service and other cash needs throughout the term of its credit agreement.


         The Company has a revolving line of credit agreement with a bank, expiring June 30, 1997, under which it may borrow up to $7.0 million to fulfill working capital requirements. Amounts drawn under the line are secured by all of the Company's assets, except certain property, plant and equipment where the bank's security interest is subordinated to the holder of the related equipment notes payable. The interest rate on this line is at the bank's prime rate or, at the Company's option, 1.2% above LIBOR for a specified period. The credit line requires the Company to comply with financial covenants regarding minimum levels of tangible net worth (which limits the payment of dividends), working capital and net income and certain financial ratios. The Company is currently in compliance with such covenants.

         Working capital increased to $11.3 million at December 31, 1995, from $11.1 million at the end of 1994. As of December 31, 1995 the Company had cash and cash equivalents of $3.5 million. Accounts receivable and inventories increased 68% and 86%, respectively, from the December 31, 1994 levels because of the growth in the Company's business, the addition of receivables and inventories from ASC and, in the case of inventories, the start-up of PET bottle manufacturing operations.

         Operating activities generated cash flows of $7.1 million in 1995 compared to $3.5 million and $6.3 million in 1994 and 1993, respectively. The decrease in 1994 from 1993 was due to the reduction in accounts payable and accrued liabilities in 1994 caused by the timing of capital expenditures. The increase from 1994 to 1995 related primarily to the growth in earnings before depreciation and increases in accounts payable and accrued liabilities from 1994 to 1995.

         Principal investing activities over the past three years have been capital expenditures for new PET bottle manufacturing equipment, new tube extrusion and heading lines, new tube printing equipment, new injection molding equipment and improvements to the Company's facility. Total capital expenditures were $7.6 million, $8.7 million and $8.5 million in 1995, 1994 and 1993, respectively. In addition, $831,000 of machinery and equipment was added in 1993 through a capital lease agreement. The Company's net investment in the acquisition of a majority interest in ASC in 1995 required a cash investment of $3.4 million, from available cash reserves, and 82,500 shares of the Company's common stock. An additional investment will be made in 1996 to acquire the remaining minority interest in ASC.

         In April 1994, the Company acquired its current facility through financing agreements aggregating $6.3 million, from a related party, as contemplated in a September 1993 agreement. The financing agreements included an unsecured promissory note in the principal amount of $1.6 million, which was repaid in June 1995, and the assumption of an existing five-year note payable to a financial institution with a principal balance of approximately $4.7 million, bearing interest at 8.5% per annum. At the closing of the transaction, the Company paid $1 million to the financial institution to reduce the amount outstanding on the five-year note to $3.7 million. The note is payable in monthly installments of $39,000, including interest, plus a one time payment of approximately $3.1 million in December 1997.

         Financing activities provided $1.9 million in 1995 as proceeds from new long-term debt were only partially offset by debt principal payments. Such activities consumed $3.8 million in 1994 as a result of debt principal payments in excess of borrowing. Financing activities provided $16.5 million in 1993 as the net proceeds from the public offering were partially offset by repayments of both lines of credit and principal on long-term debt and by S Corporation distributions to shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


         The financial statements and financial statement schedules required by
Item 8 of this Report are set forth in the index on page F-1, included elsewhere herein.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SEDA SPECIALTY PACKAGING CORP.


                                   By     /s/ Shawn Sedaghat
                                       -----------------------------------------
                                         Shawn Sedaghat
                                         Chairman of the Board, President and
                                         Chief Executive Officer


Date:  June 11, 1996


                                Power of Attorney

         Each person whose signature below hereby authorizes and appoints Shawn Sedaghat and Ronald W. Johnson, each with full power of substitution and full power to act as his true and lawful attorney-in-fact and agent to act in his name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all amendments to this Annual Report on Form 10-K, including any and all post-effective amendments hereto, with exhibits thereto and other documents in connection therewith.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Signature                                 Title                                              Date
          ---------                                 -----                                              ----

/s/ Shawn Sedaghat                    Chairman of the Board, President,                           June 11, 1996
- -----------------------------------   and Chief Executive Officer
    Shawn Sedaghat                    (Principal Executive Officer)



/s/ Ronald W. Johnson                 Vice President of Finance and Secretary                     June 11, 1996
- -----------------------------------   (Principal Financial Officer and Principal
    Ronald W. Johnson                 Accounting Officer) and Director


                                      Director                                                    June 11, 1996
- -----------------------------------
  * Dann V. Angeloff


                                      Director                                                    June __, 1996
- ----------------------------------
    Robert H. King


                                      Director                                                    June 11, 1996
- ----------------------------------
  * Alfred E. Osborne, Jr



/s/ Shawn Sedaghat
- ----------------------------------
* Shawn Sedaghat under power
  of attorney dated March 25, 1996

SEDA SPECIALTY PACKAGING CORP.
INDEX TO FINANCIAL STATEMENTS


FINANCIAL STATEMENTS:

         Report of Independent Accountants                                                                    F-2

         Consolidated Balance Sheet at December 31, 1995 and 1994                                             F-3

         Consolidated Statement of Income for the three years ended December 31, 1995                         F-4

         Consolidated Statement of Stockholders' Equity for the three years ended December 31, 1995           F-5

         Consolidated Statement of Cash Flows for the three years ended December 31, 1995                     F-6

         Notes to Consolidated Financial Statements                                                           F-7


         FINANCIAL STATEMENT SCHEDULES:

         For the three years ended December 31, 1995

                     II - Valuation and Qualifying Accounts                                                   F-15


         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
and Stockholders of
SEDA Specialty Packaging Corp.

In our opinion, the consolidated financial statements listed in the accompanying index on page F-1 present fairly, in all material respects, the financial position of SEDA Specialty Packaging Corp. and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP
Costa Mesa, California
February 21, 1996

SEDA SPECIALTY PACKAGING CORP. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEET


                                                                                    December 31,
                                                                               ---------------------

(In thousands except share data)                                                   1995       1994
- ----------------------------------------------------------------------------------------------------
Assets
    Current assets:
       Cash and cash equivalents                                               $  3,508     $  5,585
       Accounts receivable, less allowance for doubtful accounts
          of $424 and $200 at December 31, 1995 and 1994                          9,022        5,369
       Inventories (Note 4)                                                       7,158        3,852
       Prepaid expenses and other current assets                                    743        1,085
       Deferred income taxes (Note 7)                                             1,120        1,030
                                                                               --------     --------
          Total current assets                                                   21,551       16,921
    Property, plant and equipment, net (Note 5)                                  43,342       32,463
    Other assets (Note 6)                                                           989        1,375
                                                                               --------     --------
                                                                                $65,882      $50,759
                                                                                =======      =======

Liabilities and Stockholders' Equity
    Current liabilities:
       Accounts payable                                                        $  3,838     $  1,538
       Income taxes payable (Note 7)                                                650            -
       Accrued liabilities                                                        1,718          734
       Note payable to principal stockholder (Note 11)                                -        1,600
       Current portion of long-term debt (Note 8)                                 3,582        1,704
       Current portion of obligations under capital leases (Note 9)                 493          275
                                                                               --------     --------
          Total current liabilities                                              10,281        5,851
    Line of credit (Note 8)                                                       1,520            -
    Long-term debt (Note 8)                                                      12,453        8,508
    Obligations under capital leases (Note 9)                                       805          553
    Deferred income taxes (Note 7)                                                3,708        3,677
                                                                               --------     --------
          Total liabilities                                                      28,767       18,589
                                                                               --------      -------

    Commitments and contingencies (Note 9)

    Minority interest in consolidated subsidiary (Note 3)                           301            -

    Stockholders' equity (Note 10):
       Preferred stock, $0.001 par value, 10,000,000 shares authorized
          none outstanding                                                            -            -
       Common stock, $0.001 par value, 30,000,000 shares authorized,
          5,097,500 and 5,015,000 shares issued and outstanding at
          December 31, 1995 and 1994                                                  5            5
       Capital in excess of par value                                            26,983       26,333
       Retained earnings                                                          9,967        5,832
       Treasury stock, at cost, 13,000 shares                                      (141)           -
                                                                               --------     --------
          Total stockholders' equity                                             36,814       32,170
                                                                               --------     --------
                                                                                $65,882      $50,759
                                                                                =======      =======


See accompanying notes to consolidated financial statements

SEDA SPECIALTY PACKAGING CORP. & SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME



                                                                                          Year Ended December 31,
                                                                                      ---------------------------------
(In thousands, except  per share data)                                                   1995         1994         1993
- -----------------------------------------------------------------------------------------------------------------------

Net sales                                                                             $41,676      $30,400      $25,298
Cost of sales                                                                          28,895       18,441       14,748
                                                                                      ---------------------------------

Gross profit                                                                           12,781       11,959       10,550
Selling expenses (Note 11)                                                              2,675        2,164        1,650
General and administrative expenses                                                     2,795        1,893        1,260
                                                                                      ---------------------------------

    Income from operations                                                              7,311        7,902        7,640
Interest expense                                                                        1,422          987          983
Interest income                                                                          (167)        (273)         (50)
Other (income) expense                                                                    (30)          80           23
                                                                                      ---------------------------------

     Income before income taxes                                                         6,086        7,108        6,684
Provision for income taxes                                                              1,951        2,266        1,886
                                                                                      ---------------------------------

    Net income                                                                        $ 4,135      $ 4,842      $ 4,798
                                                                                      =================================

Earnings per common and common equivalent share                                       $  0.82     $   0.94
                                                                                      ====================

Weighted average number of common and common equivalent shares                          5,061        5,147
                                                                                      ====================
Pro forma data (Note 7):
    Income before income taxes                                                                                  $ 6,684
    Pro forma provision for income taxes                                                                          2,399
                                                                                                                -------

    Pro forma net income                                                                                        $ 4,285
                                                                                                                =======

    Pro forma earnings per common and common equivalent share                                                   $  1.20
                                                                                                                =======

     Weighted average number of common and common equivalent shares                                               3,556
                                                                                                                =======







See accompanying notes to consolidated financial statements

SEDA SPECIALTY PACKAGING CORP. & SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                           Preferred Stock      Common Stock
                                           ----------------    ---------------  Capital in
                                                                                Excess of    Retained   Treasury
(In thousands)                             Shares    Amount    Shares   Amount  Par Value    Earnings     Stock     Total
- ------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1992                    -         -     3,160   $    3   $    749    $ 3,473         -   $ 4,225
Proceeds from public offering
    of common stock                             -         -     1,840        2     23,088          -         -    23,090
Distributions to shareholders                   -         -         -        -          -     (5,033)        -    (5,033)
Reclassification of S Corporation
    retained earnings                           -         -         -        -      2,248     (2,248)        -         -
Net income                                      -         -         -        -          -      4,798         -     4,798
                                           -----------------------------------------------------------------------------
Balance at December 31, 1993                    -         -     5,000        5     26,085        990         -    27,080
Exercise of stock options                       -         -        15        -        150          -         -       150
Tax benefit from stock option plan              -         -         -        -         98          -         -        98
Net income                                      -         -         -        -          -      4,842         -     4,842
                                           -----------------------------------------------------------------------------
Balance at December 31, 1994                    -         -     5,015        5     26,333      5,832         -    32,170
Common stock issued for ASC acquisition         -         -        83        -        650          -         -       650
Purchase of 13,000 treasury shares              -         -         -        -          -          -   $  (141)     (141)
Net income                                      -         -         -        -          -      4,135         -     4,135
                                           -----------------------------------------------------------------------------
Balance at December 31, 1995                    -         -     5,098   $    5    $26,983    $ 9,967   $  (141)  $36,814
                                           =============================================================================







See accompanying notes to consolidated financial statements

SEDA SPECIALTY PACKAGING CORP. & SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                           Year Ended December 31,
                                                                                      ----------------------------------
(In thousands)                                                                           1995         1994         1993
- ------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net income                                                                       $  4,135     $  4,842     $  4,798
                                                                                     ----------------------------------
    Adjustments to reconcile net income to net cash provided
         by operating activities:
       Depreciation and amortization                                                    3,757        2,281        1,427
       Change in provision for losses on accounts receivable                              112          (50)         162
       Deferred income taxes                                                              578          933        1,639
       Change in assets and liabilities before effect of ASC acquisition:
          Accounts receivable                                                          (2,412)        (921)      (1,694)
          Inventory                                                                    (1,716)      (1,591)        (945)
          Prepaid expenses and other current assets                                       482         (706)        (301)
          Other assets                                                                    474         (388)        (387)
          Accounts payable                                                                993         (620)       1,441
          Income taxes payable                                                            650            -            -
          Accrued liabilities                                                              10         (246)         151
                                                                                     ----------------------------------
    Total adjustments                                                                   2,928       (1,308)       1,493
                                                                                     ----------------------------------

      Net cash provided by operating activities                                         7,063        3,534        6,291
                                                                                     ----------------------------------

Cash flows from investing activities:
    Acquisition of majority interest in ASC (Note 3)                                   (3,449)           -            -
    Capital expenditures                                                               (7,616)      (8,720)      (8,510)
                                                                                     ----------------------------------

      Net cash used in investing activities                                           (11,065)      (8,720)      (8,510)
                                                                                     ----------------------------------

Cash flows from financing activities:
    Proceeds from lines of credit and demand notes                                      1,520            -        1,090
    Repayments of lines of credit and demand notes                                     (1,480)      (1,000)      (3,315)
    Proceeds from public offering of common stock                                           -            -       23,090
    Exercise of stock options                                                               -          248            -
    Purchase of treasury stock                                                           (141)           -            -
    Proceeds from issuance of long-term debt                                            6,700        5,494        2,953
    Payment of note payable to principal stockholder (Note 11)                         (1,600)           -            -
    Principal payments of long-term debt and capital lease obligations                 (3,074)      (8,545)      (2,295)
    Distributions of income                                                                 -            -       (5,033)
                                                                                     ----------------------------------

      Net cash provided by (used in) financing activities                               1,925       (3,803)      16,490
                                                                                     ----------------------------------

Net increase (decrease) in cash and cash equivalents                                   (2,077)      (8,989)      14,271
Cash and cash equivalents at beginning of year                                          5,585       14,574          303
                                                                                     ----------------------------------

Cash and cash equivalents at end of year                                             $  3,508     $  5,585      $14,574
                                                                                     ==================================
Other cash flow information:
    Cash paid during the year for interest                                           $  1,380     $  1,004      $   985
    Cash paid during the year for taxes on income                                    $    607     $  1,512      $   163
Non cash investing and financing activities:
    Common stock issued for the acquisition of ASC                                   $    650     $      -      $     -
    Facility acquired through financing agreements                                   $      -     $  6,328      $     -
    Machinery and equipment obtained through capital lease                           $      -     $      -      $   831




See accompanying notes to consolidated financial statements

SEDA SPECIALTY PACKAGING CORP. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

         SEDA Specialty Packaging Corp. ("SEDA") manufactures plastic closures and containers using injection molding, extrusion and stretch-blow molding processes; decorates many of those products using offset printing, hot stamping and labeling processes; and sells those products at wholesale prices to customers primarily in the personal care, pharmaceutical, food and beverage, and household and industrial chemical industries. On June 22, 1995, SEDA acquired a majority interest in American Safety Closure Corp. (Note 3).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation


         The consolidated financial statements include the accounts of SEDA and its majority-owned subsidiaries (Note 3). The consolidated entity is referred to as "the Company" in the accompanying consolidated financial statements. All material intercompany transactions and balances are eliminated in consolidation. The consolidated financial statements include amounts that are based on management's best estimates and judgments. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain reclassifications have been made for consistent presentation.


Revenue Recognition
         Revenue is recognized as product is shipped to customers.

Inventories
         Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method.

Property, Plant and Equipment
         Property, plant and equipment are stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property, plant and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are relieved, and any resulting gain or loss is recognized.
         Depreciation is computed on the straight-line method over the estimated useful lives of the assets. The useful life for buildings is 40 years and the useful lives range from 7 to 15 years for machinery and equipment, 3 to 7 years for molds and transportation equipment and 5 to 7 years for furniture and office equipment. Leasehold improvements are amortized over the lesser of the useful life of the related asset or the remaining lease term.

Concentration of Credit Risk
         Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of trade receivables. This risk is limited by the Company's large number of customers and their dispersion, both geographically and across many industry lines. Sales to one customer amounted to $3,396,000 (11% of net sales) in the year ended December 31, 1994. There were no individual customers that represented over 10% of net sales for the years ended December 31, 1995 and 1993. One customer represented 16% of trade accounts receivable at December 31, 1995.

Cash and Cash Equivalents
         For purposes of the statement of cash flows, the Company considers all short-term, highly liquid investments with original maturities of three months or less to be cash equivalents. The Company's investment portfolio at December 31, 1995 consisted of short-term investment funds which are included in the Company's cash and cash equivalents. The cost and fair market value of such securities at December 31, 1995 and 1994 was $3,156,000 and $5,299,000,
respectively.


                                       F7

Earnings Per Common and Common Equivalent Share
         Earnings per common and common equivalent share is calculated using the weighted average number of common shares outstanding and equivalent common shares derived from the inclusion of dilutive stock options and warrants. Prior to the October 1993 initial public offering, common stock equivalents included all options granted at prices below the expected offering price of $12 in the twelve months prior to the offering.

Accounting for Stock-Based Compensation
         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), effective for years beginning after December 15, 1995. For purposes of recording expense associated with stock-based compensation, the Company intends to continue to apply the provisions of APB Opinion 25 and related interpretations. The effect of adoption of SFAS 123 in the year ending December 31, 1996 will be immaterial.

NOTE 3 - ACQUISITION OF AMERICAN SAFETY CLOSURE CORP.

         On January 5, 1995, SEDA and American Safety Closure Corp., a New York corporation ("ASC") entered into a "Merger Agreement", pursuant to which each stockholder of ASC would receive one share of the Company's common stock for every eight shares of ASC common stock owned by such stockholders. In lieu of receiving SEDA's common stock, each such stockholder would have the option of receiving $1.50 in cash for each share of ASC common stock so held. Approximately 3,064,000 shares of ASC were outstanding as of that date (including 30,000 warrants). This agreement was subsequently amended on June 22, 1995, and August 21, 1995, as discussed below.
         On January 5, 1995, in connection with the proposed merger, SEDA acquired an irrevocable proxy (the "Management Proxy") with respect to an aggregate of 1,656,127 shares of ASC common stock, or approximately 54% of ASC's then outstanding common stock, from ASC Managing Partners, a general partnership. The Management proxy and the ASC shares were placed into escrow together with $1,050,000 cash from SEDA and 82,500 shares of SEDA's common stock, pursuant to the terms of an escrow agreement, which provided in part that the Management Proxy and shares would not be released until the earlier of the date of a vote by ASC's stockholders on the merger or July 5, 1995. On the same date, SEDA acquired irrevocable proxies with respect to an aggregate of 339,000 additional shares of ASC common stock (the "Employee Proxies") from certain employees of ASC.
         On January 5, 1995, SEDA also entered into a "Management Agreement" with ASC. The Management Agreement gave SEDA the authority to manage ASC with the objective of using SEDA's good faith best efforts to maximize the profits of ASC. The Management Agreement also provides that in consideration for said management services, SEDA shall be entitled to receive an amount equal to the profits, if any, (determined by reference to net income determined in accordance with generally accepted accounting principles) generated during the term of the Management Agreement. The Management Agreement continues in effect until the closing of the contemplated merger. Prior to June 22, 1995, the date at which the Company began consolidating the operations of ASC, the management fee under this agreement was insignificant.
         On January 5, 1995, SEDA also acquired certain equipment formerly leased to ASC by KGE Leasing Associates, Inc. (KGE), a corporation controlled by certain principal stockholders of ASC. The equipment was acquired for an aggregate cash purchase price of $1,525,000. From January 5, 1995 to June 22, 1995, SEDA made loans to ASC aggregating $625,000. On June 22, 1995, ASC issued 6,192,000 new shares of ASC common stock to SEDA in exchange for the cancellation of $497,000 in indebtedness owed by ASC to SEDA and for the contribution to ASC of the equipment that SEDA had acquired from KGE and that ASC had been leasing from SEDA. These shares, together with 102,000 shares that SEDA acquired on the open market, gave SEDA approximately 68% of the outstanding shares of ASC at June 22, 1995.
         On June 22, 1995, the Merger Agreement was amended to modify the consideration that each ASC shareholder would receive to one share of the SEDA's common stock for each 24.512 shares of ASC common stock. On June 23, 1995, SEDA filed an action in the U.S. District Court for the Southern District of New York against ASC and other defendants seeking a recision of the merger agreement and, in the alternative, a declaration by the Court that the Merger Agreement be amended with the consent of both Boards of Directors without the consent of any other parties. The stock and cash in escrow were distributed in accordance with the escrow instructions on July 5, 1995, but were still subject to the court proceedings as SEDA continued to dispute the legal rights of ASC Managing Partners to cause the disbursal of the cash and stock in said escrow.

         On August 21, 1995, the Merger Agreement was again amended to modify the consideration that each ASC shareholder would receive back to one share of SEDA's common stock for each eight shares of ASC common stock, as originally contemplated, in anticipation of a settlement of the litigation stemming from this acquisition. The cash option of $1.50 per share, however, was not reinstated. On October 24, 1995, all litigation related to the ASC acquisition was, with the consent of all parties, dismissed with prejudice. As a result of these transactions, the Company's ownership has increased to approximately 86% of the outstanding ASC common stock, and it is proceeding with the required steps to acquire the remaining outstanding shares of ASC.
         This transaction has been accounted in the accompanying financial statements using the purchase method of accounting; accordingly, the cost of the acquisition to date of $3,551,000 in cash plus $650,000 for 82,500 shares of SEDA common stock (valued at $7 7/8, the fair value at July 5, 1995) was allocated to the assets acquired and the liabilities assumed based on their estimated fair values. ASC's results of operations have been included in the Company's consolidated results since June 22, 1995.
         A summary of the purchase price allocation as reflected in the accompanying consolidated financial statements is as follows:



(In thousands)
Net working capital deficit                                         $(1,943)
Property, plant and equipment                                          6,989
Deferred income taxes                                                    637
Other assets                                                             222
Long-term debt                                                        (1,403)
Minority interest in consolidated subsidiary                            (301)
                                                                    --------
Total investment (including $102 invested in 1994)                  $  4,201
                                                                    ========




         The following table presents the unaudited pro forma results of operations as if SEDA had acquired approximately 86% of ASC at the beginning of each respective year presented. The pro forma information for the year ended December 31, 1995, combines the Company's consolidated results of operations for that period with the unaudited results of ASC for the period January 1, 1995 to June 22, 1995, since ASC results for the period June 22, 1995 to December 31, 1995, are already reflected in the Company's consolidated results. The pro forma information for the year ended December 31, 1994, combines SEDA's results of operations with the unaudited ASC results of operations for that period. The pro forma information gives effect to certain pro forma adjustments, such as additional depreciation and amortization and the elimination of $2.2 million of certain non-recurring charges included in ASC's 1994 results that would have been recorded prior to the merger and that are directly related to the merger, including executive employment agreement termination costs, incentive awards related to the merger agreement, non-compete agreements and consulting fees related to the merger. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition actually been made as of those dates or of results which may occur in the future.





                                                                  December 31,
                                                               -----------------
(In thousands except per share data)                           1995         1994
                                                               -----------------
                                                                  (Unaudited)
Net sales                                                     $45,748    $39,887
Net income                                                      3,971      3,925
Earnings per common and common equivalent share                  0.78       0.75

NOTE 4 - INVENTORIES

                                                               December 31,
                                                          -------------------

(In thousands)                                              1995         1994
                                                          -------------------
Finished goods                                            $2,771       $1,102
Work-in-process                                            1,845        1,223
Raw materials                                              2,542        1,527
                                                          -------------------

                                                          $7,158       $3,852
                                                          ===================

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT


                                                             December 31,
                                                        ---------------------
(In thousands)                                              1995         1994
                                                        ---------------------
Land                                                    $  2,727      $ 2,555
Buildings and improvements                                 6,071        4,734
Machinery and equipment                                   38,427       29,322
Molds                                                      6,492        2,790
Furniture and office equipment                               484          252
Transportation equipment                                     185          137
                                                        ---------------------
                                                          54,386       39,790
Less accumulated depreciation                            (11,044)      (7,327)
                                                        ---------------------
                                                        $ 43,342      $32,463
                                                        =====================


         Property under capital lease, primarily machinery and equipment included above, aggregated $2,499,000 at December 31, 1995 and $2,022,000 at December 31, 1994. Included in accumulated depreciation are amounts related to property under capital lease of $706,000 and $535,000 at December 31, 1995 and 1994, respectively. Depreciation expense charged to operations was $3,726,000, $2,281,000 and $1,427,000 in 1995, 1994 and 1993, respectively, which included
$171,000, $152,000 and $111,000, respectively, pertaining to property under capital lease.

NOTE 6 - OTHER ASSETS


                                                             December 31,
                                                        ---------------------

(In thousands)                                             1995         1994
                                                        ---------------------
Equipment deposits                                      $  448        $1,173
Patents and other intangibles, net of $31,000
  accumulated amortization                                 187             -
Deferred acquisition costs (Note 3)                        175           102
Investment in Tube Tech (Note 11)                          105           105
Other                                                       74            (5)
                                                        --------------------
                                                        $  989        $1,375
                                                        ====================



         Deferred acquisition costs represent direct incremental costs associated with the acquisition of the remaining minority interest in ASC (Note
3).

NOTE 7 - INCOME TAXES

         Prior to its initial public offering (Note 10), SEDA elected to be taxed as an S Corporation for both federal and state income tax purposes, and, as a result, was not subject to federal taxation and was subject to state taxation on income at a reduced rate (2.5%). Therefore, no asset or liability for federal income taxes was included in the historical financial statements for the period prior to the offering because the individual shareholders were liable for federal and state income taxes on their allocated portions of SEDA's taxable income. Upon completion of the offering, the Company's S Corporation status for income tax purposes terminated. The termination of the Company's S Corporation election resulted in the establishment of a net deferred tax liability calculated at normal federal and state income tax rates, causing a one-time, non-cash charge against earnings of $1,563,000 for additional income tax expense. The accompanying statement of income also includes a pro forma income tax provision, using a tax rate of 35.9% for 1993, to reflect the estimated income tax expense of SEDA as if it had been subject to normal federal and state income taxes for all of 1993.
         The Company's historical provision for income taxes for the three years ended December 31, 1995 is comprised of the following:



(In thousands)                                  1995         1994         1993
                                              --------------------------------
Current tax expense:
Federal                                       $1,127       $1,233       $  158
State                                            253           24          143
                                              --------------------------------
Total current                                  1,380        1,257          301
                                              --------------------------------
Deferred tax expense:
Federal                                        1,005        1,105          238
State                                           (434)        (194)        (216)
Deferred tax provision resulting from
 termination of S Corporation status               -            -        1,563
                                              --------------------------------
Total deferred                                   571          911        1,585
                                              --------------------------------
Tax benefit from stock option plan                 -           98            -
                                              --------------------------------
Total provision for income taxes              $1,951       $2,266       $1,886
                                              ================================



       Deferred tax liabilities (assets) are comprised of the following at December 31:


(In thousands)                                  1995         1994         1993
                                              --------------------------------
Property, plant & equipment                   $4,472       $3,677       $2,285
Revitalization Zone tax credits               (1,264)        (643)        (239)
Inventory valuation                             (383)        (352)        (136)
Accounts receivable valuation                   (120)         (80)        (100)
Other                                           (117)          45          (96)
                                              --------------------------------
                                              $2,588       $2,647       $1,714
                                              ================================



         The Company records the benefit of Revitalization Zone tax credits in the year earned; such credits begin expiring in the years 2009 and 2010.

         The provision for income taxes (pro forma provision in 1993) differs from the amount of income tax determined by applying the applicable US statutory income tax rate to income before income taxes as a result of the following differences:



(In thousands)                                  1995         1994         1993
                                              --------------------------------

Federal tax computed at statutory rate        $2,069       $2,417       $2,272
State taxes, net of federal benefit              374          437          409
Revitalization Zone tax credits                 (923)        (764)        (282)
Other                                            431          176            -
                                              --------------------------------

Total provision for income taxes (pro         $1,951       $2,266       $2,399
  forma in 1993)                              ================================

NOTE 8 - DEBT

Bank Credit Agreement
         On June 21, 1995, the Company modified its credit agreement with a bank which provides financing of up to $24.5 million, consisting of a $17.5 million term loan commitment for equipment financing ("equipment term loans bank") and a $7 million revolving line of credit. The agreement expires June 30, 1997. All amounts borrowed under the revolving line of credit are due and payable upon expiration; as of December 31, 1995 $1,520,000 was outstanding under the revolving line of credit. Term loans are to be repaid over periods of up to five years. The term loans and line of credit are collateralized by a general first priority lien on all the assets of the Company except certain property, plant and equipment where the bank's security interest is subordinated to the holders of the Company's building and equipment notes payable. The term loan amount available to the Company at December 31, 1995, for additional borrowing was $6,300,000.
         Interest on the revolving line of credit is payable monthly at an annual rate equal to the bank's prime rate or, at the Company's option, 1.2% above the London Interbank Offered Rate (LIBOR). At December 31, 1995, the interest rate in effect was 8.5%. Interest on the term loans is at varying rates, at the Company's option, of from 1.5% to 1.75% above the bank's certificate of deposit rate or LIBOR for an agreed-upon time period.


         The Company must comply with covenants set forth in the agreement which require, among other restrictions, that the Company maintain minimum levels of tangible net worth (which effectively limited the amount available for the payment of dividends at December 31, 1995 to $235,000), working capital and net income and certain minimum financial ratios and that the Company restrict the incurrence of additional debt without the bank's consent.


Long-Term Debt
         Long-term debt is comprised of the following (average rate refers to the weighted average interest rate in effect for each debt category at December 31, 1995):


                                                               December 31,
                                                          --------------------
(In thousands)                                               1995         1994
                                                          --------------------

Building mortgages             (average rate - 8.4%)      $ 4,550      $ 3,624
Equipment term loans - bank    (average rate - 7.3%)        9,816        5,085
Equipment notes - other        (average rate - 7.7%)        1,355        1,503
Other long-term debt           (average rate - 7.0%)          314            -
                                                          --------------------
                                                           16,035       10,212
Less current portion                                       (3,582)      (1,704)
                                                          --------------------
                                                          $12,453      $ 8,508
                                                          ====================


         The mortgages, notes and other long-term debt are payable to banks, other financial companies and government agencies in monthly installments through October 2003, currently approximating $371,000 plus a payment in December 1997 of $3.1 million on one of the building mortgages. The building mortgages are secured by land and buildings with a net book value at December 31, 1995 of $8,413,000; the equipment term loans - bank are secured as discussed above; and the equipment notes - other are secured by equipment with a net book value of $1,932,000 at December 31, 1995.

         Aggregate maturities of long-term debt over the next five years are as follows:


(In thousands)

1996                                                                   $ 3,582
1997                                                                     6,498
1998                                                                     2,632
1999                                                                     2,163
2000                                                                       684
After 2000                                                                 476
                                                                      --------
                                                                       $16,035
                                                                      ========

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Leases

         The Company leases certain machinery and equipment under capital and operating leases expiring in various years through 1999. The Company incurred $96,000, $222,000, and $1,138,000 in operating lease expense during the years ended December 31, 1995, 1994 and 1993, respectively. Generally, the Company's capital leases include purchase options at the end of the lease term.
         Minimum lease commitments under non-cancelable leases at December 31, 1995, are as follows:


                                                     Capital    Operating
(In thousands)                                        Leases      Leases
                                                     --------------------
1996                                                 $  568        $ 96
1997                                                    497          87
1998                                                    314           9
1999                                                     54           -
                                                     --------------------

Total minimum lease payments                          1,433        $192
                                                                   ====

Less amount representing interest                      (135)
                                                     ------

Present value of minimum lease payments               1,298
Less current portion                                   (493)
                                                     ------
                                                     $  805
                                                     ======


NOTE 10 - STOCKHOLDERS' EQUITY

Initial Public Offering
         Effective October 26, 1993, SEDA sold 1,840,000 shares of its common stock to the public at a price of $14 per share. Net proceeds to SEDA were $23,090,000 after deduction of the underwriting discount of $1,803,000 and expenses related to the offering of $886,000. SEDA also issued warrants to the underwriters of its public offering, exercisable for three years, to purchase 150,000 shares of common stock at an exercise price equal to the greater of $16.80 or the closing price of SEDA's common stock on the date of exercise, less $10.

Reincorporation
         On July 19, 1994, SEDA's stockholders approved the reincorporation of SEDA in the state of Delaware. Such reincorporation was effected on August 1, 1994. As a result of the reincorporation, each outstanding share of SEDA's no par value common stock was exchanged for 1 share of $0.001 par value common stock of the Delaware corporation. Stockholders' equity amounts related to common stock, contributed capital and capital in excess of par value were adjusted to give retroactive effect to the reincorporation.

Stock Options
         In September 1993, the Company adopted its 1993 Incentive and Nonstatutory Stock Option Plan ("the Plan") and subsequently amended it in July 1994. The Plan will terminate after 10 years. A total of 1,000,000 shares of the Company's Common Stock have been reserved for issuance under the Plan. The Plan provides for the grant of incentive stock options to employees of the Company and non-qualified stock options to employees, officers, directors and consultants of the Company. The plan is administered by a committee appointed by the Board, which determines the terms of the options granted, including the exercise price, the number of shares subject to option, and the option's vesting period.
         The exercise price of all options granted under the Plan must be at least equal to the fair market value of such shares on the date of grant. The maximum term of options granted under the Plan is 10 years. With respect to any participant who owns stock representing more than 10% of the voting rights of the Company's outstanding capital stock, the exercise price of any option must be at least equal to 110% of the fair market value on the date of grant.



                                     Option Price                                Available
                                      per Share      Outstanding   Exercisable   for Grant
                                    ------------------------------------------------------
Plan creation - 1993                              -            -            -      700,000
Options granted                     $10.00 - $14.00      333,500            -     (333,500)
Became exercisable                  $10.00 - $14.00            -      272,125            -
                                    ------------------------------------------------------

Balance at December 31, 1993        $10.00 - $14.00      333,500      272,125      366,500
Plan amendment                                    -            -            -      300,000
Options granted                     $12.50 - $13.75       96,000            -      (96,000)
Became exercisable                  $12.50 - $14.00            -       61,125            -
Exercised                               $10.00           (15,000)     (15,000)           -
                                    ------------------------------------------------------

Balance at December 31, 1994        $10.00 - $14.00      414,500      318,250      570,500
Options granted                     $10.00 - $12.31      377,000            -     (377,000)
Became exercisable                  $10.00 - $14.00            -      342,875            -
                                    ------------------------------------------------------

Balance at December 31, 1995        $10.00 - $14.00      791,500      661,125      193,500
                                    ======================================================


NOTE 11 - RELATED PARTY TRANSACTIONS

         The Company, 2501 West Rosecrans, Inc., Tube Tech Corporation of Delaware and Pacific Atlantic Brokerage, Inc. are related parties because a common stockholder holds or held a substantial ownership interest in each of the companies, and Shapour Sedaghat, former Chairman of the Company, is a related party because of his ownership interest in the Company.
         2501 West Rosecrans, Inc. was 100% owned by one of the Company's principal stockholders. On April 20, 1994, the Company acquired from 2501 West Rosecrans, Inc. the building and real estate comprising its manufacturing facilities and corporate headquarters, at a cost of approximately $6.3 million, which approximated fair market value, in exchange for a promissory note in the principal amount of $1.6 million, bearing interest at 6% per annum, and the Company's assumption of the existing five-year note due to a financial institution in the principal amount of approximately $4.7 million, bearing interest at 8.5% per annum. At the closing of the transaction, the Company paid $1 million to the financial institution to reduce the amount outstanding on the five-year note. Prior to this transaction, the Company leased the facility from 2501 West Rosecrans, Inc. and paid rent to 2501 West Rosecrans, Inc. of $219,000 in 1994 and $656,000 in 1993.
         Tube Tech Corporation of Delaware (Tube Tech) was 50% owned by one of the Company's principal stockholders until the Company acquired his 50% interest in July 1993 for $90,000. Tube Tech became an exclusive sales representative of the Company in 1992 for selected plastic tube products customers. Total commissions paid by the Company to Tube Tech for the years ended December 31, 1995, 1994 and 1993 were $294,000, $496,000 and $292,000, respectively. The
Company's investment in Tube Tech is accounted for using the equity method of accounting for investments.
         Pacific Atlantic Brokerage, a corporation majority owned by one of the Company's principal stockholders, provides freight forwarding services to the Company. The cost of these services provided by Pacific Atlantic Brokerage to the Company and charged to operations amounted to $911,000 in 1995, $636,000 in 1994 and $396,000 in 1993.
         In 1995, the Company paid $70,000 to Shapour Sedaghat for consulting services after his retirement from the Company.
         As of December 31, 1995 and 1994, in the aggregate the Company owed $136,000 and $1,704,000, respectively, to these related parties, which at December 31, 1994 included $1.6 million owed to 2501 West Rosecrans, Inc. related to the Company's facility.

SEDA SPECIALTY PACKAGING CORP.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                                   Additions
                                                Balance at        charged to                                   Balance at
                                               beginning of      costs and           ASC                         end of
Description                                       period          expenses        Acquisition   Deductions       period
- -----------                                    ------------      -----------      -----------   ----------       ------
Allowance for Doubtful Accounts
     Receivable:

     Year ended December 31, 1995                 $200,000        $375,000         $112,000     $263,000(1)     $424,000

     Year ended December 31, 1994                  250,000          22,000                -       72,000(1)      200,000

     Year ended December 31, 1993                   88,000         182,000                -       20,000(1)      250,000

- -----------------------

(1)  Represents write-offs of bad debts