Form 10-Q
period 1996-06-30
SEDA SPECIALTY PACKAGING CORP
filed 1996-08-14
CIK 912034

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

  (Mark One)
 X .Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
                For the quarterly period ended June 30, 1996 or


___Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934

            For the transition period from__________  to __________


                        Commission File Number  0-22508



                         SEDA SPECIALTY PACKAGING CORP.
             (Exact Name of Registrant as Specified in Its Charter)




              Delaware                                95-3928988
- --------------------------------------            -----------------
(State or Other Jurisdiction of                    (I.R.S. Employer
Incorporation or Organization)                    Identification No.)




             2501 West Rosecrans Avenue, Los Angeles, CA 90059-3510
                    (Address of Principal Executive Offices)

       Registrant's Telephone Number, Including Area Code  (310) 635-4444


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes     X       No           .

     At July 1, 1996, the registrant had 5,097,500 shares of common stock outstanding.

                         SEDA SPECIALTY PACKAGING CORP.

                                     INDEX


                                                                                                   Page No.
                                                                                                   --------
Part I  -  Financial Information

         Item 1  -  Financial Statements:

                 Condensed Consolidated Balance Sheet at June 30,1996
                    (unaudited) and December 31, 1995                                                  2

                 Unaudited Condensed Consolidated Statement of Income for the
                    Three and Six Months ended June 30, 1996 and 1995                                  3

                 Unaudited Condensed Consolidated Statement of Cash Flows for
                    the Six Months ended June 30, 1996 and 1995                                        4

                 Notes to Unaudited Condensed Consolidated Financial Statements                      5-6

         Item 2  -  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                             7-9

Part II -  Other Information

         Item 4  -  Submission of Matters to a Vote of Security Holders                                9

         Items 1-3, 5 & 6 are either not applicable or the required information is included in the Financial Statements or Notes thereto included
         in this Form 10-Q.                                                                           NA

Signatures                                                                                            10

SEDA SPECIALTY PACKAGING CORP. & Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                     June 30,     December 31,
(In thousands except share data)                                                       1996           1995
- --------------------------------------------------------------------------------------------------------------
Assets                                                                              (Unaudited)
   Current assets:
      Cash and cash equivalents                                                      $  2,956         $  3,508
      Accounts receivable, less allowance for doubtful accounts
          of $551 at June 30, 1996 and $424 at December 31, 1995                        9,555            9,022
      Inventories                                                                       7,081            7,158
      Prepaid expenses and other current assets                                           873              743
      Deferred income taxes                                                             1,398            1,120
                                                                                     -------------------------
          Total current assets                                                         21,863           21,551
   Property, plant and equipment, net                                                  42,396           43,342
   Other assets                                                                         1,164              989
                                                                                     -------------------------
                                                                                     $ 65,423         $ 65,882
                                                                                     =========================
Liabilities and Stockholders' Equity
   Current liabilities:
      Accounts payable                                                               $  3,583         $  3,838
      Income taxes payable                                                                265              650
      Accrued liabilities                                                               2,545            1,718
      Current portion of long-term debt                                                 3,739            3,582
      Current portion of obligations under capital leases                                 524              493
                                                                                     -------------------------
          Total current liabilities                                                    10,656           10,281
   Line of credit                                                                           -            1,520
   Long-term debt                                                                      10,704           12,453
   Obligations under capital leases                                                       589              805
   Deferred income taxes                                                                4,371            3,708
                                                                                     -------------------------
          Total liabilities                                                            26,320           28,767
                                                                                     -------------------------
   Commitments and contingencies
   Minority interest in consolidated subsidiary                                           301              301
                                                                                     -------------------------
   Stockholders' equity:
      Preferred stock, $0.001 par value, 10,000,000 shares authorized
          none outstanding                                                                  -                -
      Common stock, $0.001 par value, 30,000,000 shares authorized,
          5,097,500 shares issued and outstanding                                           5                5
      Capital in excess of par value                                                   26,983           26,983
      Retained earnings                                                                13,218            9,967
      Treasury stock, at cost, 96,500 shares at June 30, 1996
          and 13,000 shares at December 31, 1995                                       (1,404)            (141)
                                                                                     -------------------------
          Total stockholders' equity                                                   38,802           36,814
                                                                                     -------------- ----------
                                                                                     $ 65,423         $ 65,882
                                                                                     =========================




See accompanying notes to unaudited condensed consolidated financial statements

SEDA SPECIALTY PACKAGING CORP. & Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                                   Three Months Ended June 30,        Six Months Ended June 30,
                                                  -----------------------------      ---------------------------
(In thousands, except  per share data)                 1996            1995             1996             1995
- ----------------------------------------------------------------------------------------------------------------
Net sales                                           $14,598          $ 9,192          $29,541           $17,556
Cost of sales                                         9,674            6,369           19,673            12,233
                                                    ------------------------          -------------------------
Gross profit                                          4,924            2,823            9,868             5,323
Selling expenses                                        916              607            1,897             1,225
General and administrative expenses                   1,066              615            2,198             1,136
                                                    ------------------------          -------------------------
   Income from operations                             2,942            1,601            5,773             2,962
Interest expense                                        322              324              658               605
Other income                                            (19)             (71)             (45)            ( 114)
                                                    ------------------------          -------------------------
   Income before income taxes                         2,639            1,348            5,160             2,471
Provision for income taxes                              976              445            1,909               815
                                                    ------------------------          -------------------------
   Net income                                       $ 1,663          $   903          $ 3,251           $ 1,656
                                                    ========================          =========================
Earnings per common and
   common equivalent share                          $  0.31          $  0.18          $  0.61           $  0.33
                                                    ========================          =========================
Weighted average number of common
   and common equivalent shares                       5,357            5,015            5,292             5,015
                                                    ========================          =========================




See accompanying notes to unaudited condensed consolidated financial statements

 SEDA SPECIALTY PACKAGING CORP. & Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                           Six Months Ended June 30,
                                                                           -------------------------
(In thousands)                                                                1996           1995
- ----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                               $ 3,251        $ 1,656
                                                                            ----------------------
Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization                                             2,417          1,463
    Change in allowance for doubtful accounts receivable                        127            (80)
    Deferred income taxes                                                       384            517
    Change in assets and liabilities:
          Accounts receivable                                                  (660)          (577)
          Inventory                                                              77           (736)
          Prepaid expenses and other current assets                            (130)           290
          Other assets                                                           31            919
          Accounts payable                                                     (255)           979
          Income taxes payable                                                 (385)          (150)
          Accrued liabilities                                                   827           (237)
                                                                            ----------------------

   Total adjustments                                                          2,433          2,388
                                                                            ----------------------

     Net cash provided by operating activities                                5,684          4,044
                                                                            ----------------------

Cash flows from investing activities:
   Investment in ASC                                                           (206)        (3,449)
   Capital expenditures                                                      (1,471)        (6,995)
                                                                            ----------------------

     Net cash used in investing activities                                   (1,677)       (10,444)
                                                                            ----------------------

Cash flows from financing activities:
   Repayments of lines of credit                                             (1,520)             -
   Purchase of treasury stock                                                (1,263)             -
   Proceeds from issuance of long-term debt                                       -          6,700
   Principal payments of long-term debt and capital lease obligations        (1,776)        (2,782)
                                                                            ----------------------

     Net cash provided by (used in) financing activities                     (4,559)         3,918
                                                                            ----------------------

Net decrease in cash and cash equivalents                                      (552)        (2,482)
Cash and cash equivalents at beginning of period                              3,508          5,585
                                                                            ----------------------

Cash and cash equivalents at end of period                                  $ 2,956        $ 3,103
                                                                            ======================

Other cash flow information:
   Cash paid during the period for interest                                 $   661        $   608
   Cash paid during the period for taxes on income                          $ 1,936        $   291

See accompanying notes to unaudited condensed consolidated financial statements

SEDA SPECIALTY PACKAGING CORP. & Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1996


NOTE 1 - UNAUDITED INTERIM INFORMATION

The accompanying unaudited condensed consolidated financial statements include all adjustments which in the opinion of management are necessary for a fair presentation of the information for the interim periods herein reported. The unaudited condensed consolidated financial statements include amounts that are based on management's best estimates and judgments. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 as filed with the Securities and Exchange Commission. The results for the three and six month periods ended June 30, 1996 are not necessarily indicative of results of operations for the year ending December 31, 1996.


NOTE 2 - EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

Earnings per common and common equivalent share is calculated using the weighted average number of common shares issued and outstanding, adjusted for treasury shares, and equivalent common shares derived from dilutive stock options and warrants. The number of shares used in the calculations were as follows:

                                                           Three Months Ended
                                                                June 30,
                                                        -------------------------
                                                          1996             1995
                                                        -------------------------
                                                              (In thousands)
Average shares outstanding                                5,004             5,015
Common stock equivalents                                    353                 -
                                                        -------------------------
Weighted average number of common and
     common equivalent shares                             5,357             5,015
                                                        =========================



                                                            Six Months Ended
                                                                June 30,
                                                        -------------------------
                                                          1996             1995
                                                        -------------------------
                                                              (In thousands)

Average shares outstanding                                5,037             5,015
Common stock equivalents                                    255                 -
                                                        -------------------------
Weighted average number of common and
     common equivalent shares                             5,292             5,015
                                                        =========================

NOTE 3 - INVENTORIES

                                  June 30,      December 31,
                                    1996            1995
                                 ---------------------------
                                        (In thousands)
Finished goods                     $  2,906         $  2,771
Work-in-process                       1,521            1,845
Raw materials                         2,654            2,542
                                 ---------------------------
                                   $  7,081           $7,158
                                 ===========================



NOTE 4 - AMENDED CREDIT AGREEMENT

On June 27, 1996, the Company amended its credit agreement with a bank to provide financing of up to $21.7 million consisting of a $6 million term loan commitment for the purchase of new equipment, a $7 million revolving line of credit and $8.7 of term loans outstanding from its previous agreement. The revolving line of credit expires June 30, 1998, and the term loan commitment expires June 30, 1997. All amounts borrowed under the revolving line of credit are due and payable upon expiration. Term loans are to be repaid over periods of up to five years. The agreement is collateralized by a general first priority lien on all the assets of the Company except certain property, plant and equipment where the bank's security interest is subordinated to the holders of other Company notes payable. Approximately $8.6 million was outstanding under this agreement at June 30, 1996.

Interest on the revolving line of credit is payable monthly at an annual rate equal to the bank's prime rate or, at the Company's option, 1.2% above the London Interbank Offered Rate (LIBOR). Interest on the term loans is at varying rates, at the Company's option, of from 1.5% to 1.75% above the bank's certificate of deposit rate or LIBOR for an agreed upon time period.

The Company must adhere to covenants set forth in the agreement which require, among other restrictions, that the Company maintain a minimum level of tangible net worth (which effectively limited the amount available for the payment of dividends at June 30, 1996 to approximately $2.4 million), working capital and net income and certain minimum financial ratios, and that the Company restrict the incurrence of additional debt without the bank's consent.

SEDA SPECIALTY PACKAGING CORP. & Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - JUNE 30, 1996 VS. 1995


"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts may contain forward-looking statements that involve a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those discussed or anticipated by management. Potential risks and uncertainties include, among other factors, general business conditions, competitive market conditions, success of the Company's growth strategy, delays or cancellation of orders, changes in the mix of products sold, concentration of raw materials suppliers, fluctuating raw materials prices, concentration of sales in markets and customers, changes in manufacturing efficiencies, development and introduction of new products, fluctuations in margins, timing of significant orders, and other risks and uncertainties currently unknown to management.

RESULTS OF OPERATIONS:

Three Months Ended June 30, 1996 and 1995

Net sales for the three months ended June 30, 1996 increased approximately 59% to $14.6 million compared to $9.2 million for the three months ended June 30, 1995. This increase resulted from a 57% increase in sales of containers and a 61% increase in sales of closures and custom products. Approximately 51% of the increase in net sales was a result of the Company's acquisition of a majority interest in American Safety Closure Corp. ("ASC") in mid 1995. The remaining increases were largely due to increased demand from existing customers and an expanding customer base. The increase in net sales was primarily a result of increased quantities of products sold, a greater percentage of tubes with dispensing closures, and higher average container prices resulting from a change in product mix.

Gross profit for the three months ended June 30, 1996 increased approximately 74% to $4.9 million from $2.8 million in the comparable period of 1995. As a percentage of net sales, gross profit increased to 33.7% for the three months ended June 30, 1996, from 30.7% in the comparable period of the prior year.
The improvement in gross margin percentage was caused primarily by lower raw material costs, a favorable change in product mix reflecting a greater percentage of higher margin products, and improved manufacturing economies related to higher production levels, partially offset by a higher percentage of third party dispensing closures on tubes sold and the consolidation of ASC which produced products with lower gross margins than the other operations of the Company.

Selling expenses for the three months ended June 30, 1996 increased 51% to $916,000 compared to $607,000 for the comparable period of the prior year. As a percentage of net sales, selling expenses decreased to 6.3% for the three months ended June 30, 1996 from 6.6% for the corresponding period of 1995. The changes were due primarily to higher freight costs and commissions and the inclusion of ASC selling expenses.

General and administrative expenses for the three months ended June 30, 1996 increased to $1,066,000 from $615,000 for the three months ended June 30, 1995. As a percentage of sales, general and administrative expenses increased to 7.3% for the three months ended June 30, 1996 from 6.7% for the same period in 1995. The addition of ASC administrative expenses, higher salaries and higher professional fees related to investment banking services and shareholder relations were the primary reasons for the increase in 1996.

Interest expense for the three months ended June 30, 1996 was relatively unchanged at $322,000 as compared to $324,000 in the same period in 1995. Other income is primarily interest income on short-term investments.

The higher effective tax rate for the first quarter of 1996 of 37.0% as compared to 33.0% for the comparable period of 1995 reflects a reduction in the estimated state income tax credits related to the Company's location in a designated revitalization zone.

Six Months Ended June 30, 1996 and 1995

Net sales for the six months ended June 30, 1996 increased approximately 68% to $29.5 million compared to $17.6 million for the six months ended June 30, 1995. This increase resulted from a 70% increase in sales of containers and a 66% increase in sales of closures and custom products. Approximately 46% of the increase in net sales was a result of the Company's acquisition of a majority interest in American Safety Closure Corp. ("ASC") in mid 1995. The remaining increases were largely due to increased demand from existing customers and an expanding customer base. The increase in net sales was primarily a result of increased quantities of products sold, a greater percentage of tubes with dispensing closures, and higher average container prices resulting from a change in product mix.

Gross profit for the six months ended June 30, 1996 increased approximately 85% to $9.9 million from $5.3 million in the comparable period of 1995. As a percentage of net sales, gross profit increased to 33.4% for the six months ended June 30, 1996, from 30.3% in the comparable period of the prior year.
The improvement in gross margin percentage was caused primarily by lower raw material costs, a favorable change in product mix reflecting a greater percentage of higher margin products, and improved manufacturing economies related to higher production levels, partially offset by a higher percentage of third party dispensing closures on tubes sold and the consolidation of ASC which produced products with lower gross margins than the other operations of the Company.

Selling expenses for the six months ended June 30, 1996 increased 55% to $1,897,000 compared to $1,225,000 for the comparable period of the prior year. As a percentage of net sales, selling expenses decreased to 6.4% for the six months ended June 30, 1996 from 7.0% for the corresponding period of 1995. The changes were due primarily to higher freight costs and commissions and the inclusion of ASC selling expenses.

General and administrative expenses for the six months ended June 30, 1996 increased to $2,198,000 from $1,136,000 for the six months ended June 30, 1995. As a percentage of sales, general and administrative expenses increased to 7.4% for the six months ended June 30, 1996 from 6.5% for the same period in 1995. Higher salaries, the addition of ASC administrative expenses, and higher professional fees related to investment banking services and shareholder relations and higher bad debt expenses were the primary reasons for the increase in 1996.

Interest expense for the six months ended June 30, 1996 increased to $658,000 as compared to $605,000 in the same period in 1995 because of the addition of ASC interest bearing debt. Other income is primarily interest income on short-term investments.

The higher effective tax rate for the first six months of 1996 of 37.0% as compared to 33.0% for the comparable period of 1995 reflects a reduction in the estimated state income tax credits related to the Company's location in a designated revitalization zone.

LIQUIDITY AND CAPITAL RESOURCES

The Company's short-term liquidity needs have generally consisted of operating capital necessary to fund growth in receivables and inventory. It has satisfied the short-term requirements with cash generated from operations and secured bank lines of credit. Long-term liquidity needs generally relate to capital expenditures necessary to expand the Company's manufacturing operations. The Company meets its long-term liquidity requirements with cash generated from operations and five-year secured notes or capital leases with banks and finance companies. The Company believes that cash generated by operations, supplemented as necessary with funds expected to be available under its bank credit agreement (which expires June 30, 1998), will provide sufficient resources to meet present and reasonably foreseeable working capital requirements, debt service and other cash needs throughout the term of the agreement.

Cash provided by operations for the six months ended June 30, 1996 was $5.7 million as compared to $4.0 million for the same period of 1995, reflecting the higher net income in the first six months of 1996. Cash used for the acquisition of machinery and equipment was $1.5 million in the first six months of 1996 compared to $7.0 million for the same period of 1995. Cash used in the first six months of 1996 related to the acquisition of ASC was only $0.2 million compared to $3.4 million in the first six months of 1995. Cash used in financing activities during the six months ended June 30, 1996 was $4.6 million as compared to $3.9 million cash provided by financing activities in the first six months of 1995, due to new long-term debt of $6.7 million in 1995 versus the repayment of $1.5 million on the Company's line of credit and the purchase of treasury stock in the first six months of 1996.


                          PART II - OTHER INFORMATION


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 12, 1996, the Company held its 1996 Annual Meeting of Shareholders (the "Annual Meeting"). At the Annual Meeting, two matters were submitted to the Company's shareholders: (i) the election of all members of the Company's Board of Directors, and (ii) ratification of Price Waterhouse LLP as the Company's independent auditors.

The votes cast with respect to said matters were as follows (votes reflect 5,097,500 shares of Common Stock issued and outstanding as of the record date for the Annual Meeting):

                                                Votes           Votes                            Broker
Matter                      Votes For          Against         Withheld       Abstaining        Non-Votes
- ------                      ---------          -------         --------       ----------        ---------
Election of directors (1)   4,248,939               --              500               --               --
Price Waterhouse LLP        4,249,439               --               --               --               --
- ---------------

  (1) Each nominee for director received the number of votes indicated

                         SEDA SPECIALTY PACKAGING CORP.


                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       SEDA SPECIALTY PACKAGING CORP.
                              --------------------------------------------------
                                                (Registrant)


Date  August 13, 1996             Shawn Sedaghat
    -------------------       --------------------------------------------------
                              Shawn Sedaghat
                              Chairman, President and Chief Executive Officer

Date  August 13, 1996             Ronald W. Johnson
    -------------------       --------------------------------------------------
                              Ronald W. Johnson
                              Vice President of Finance, Chief Financial Officer