Form 10-Q
period 1996-09-30
SEDA SPECIALTY PACKAGING CORP
filed 1996-11-13
CIK 912034

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

         (Mark One)
 X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
---    Exchange Act of 1934

              For the quarterly period ended September 30, 1996 or


       Transition report pursuant to Section 13 or 15(d) of the Securities
---    Exchange Act of 1934
            For the transition period from__________  to __________


                        Commission File Number  0-22508



                         SEDA SPECIALTY PACKAGING CORP.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)






          Delaware                                      95-3928988
-------------------------------                     -------------------
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

         At November 1, 1996, the registrant had 5,257,910 shares of common stock outstanding.

                         SEDA SPECIALTY PACKAGING CORP.

                                     INDEX


                                                                                                    Page No.
                                                                                                    --------
Part I  -  Financial Information

         Item 1  -  Financial Statements:

                 Condensed Consolidated Balance Sheet at September 30,1996
                    (unaudited) and December 31, 1995                                                  2

                 Unaudited Condensed Consolidated Statement of Income for the
                    Three and Nine Months ended September 30, 1996 and 1995                            3

                 Unaudited Condensed Consolidated Statement of Cash Flows for
                    the Nine Months ended September 30, 1996 and 1995                                  4

                 Notes to Unaudited Condensed Consolidated Financial Statements                      5-7

         Item 2  -  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                            8-10

Part II -  Other Information

         Items 1-6 are either not applicable or the required information is included in the Financial Statements or Notes thereto included
         in this Form 10-Q.                                                                           NA

Signatures                                                                                            11

SEDA SPECIALTY PACKAGING CORP. & Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                September 30,     December 31,
(In thousands except share data)                                                        1996             1995
-------------------------------------------------------------------------------------------------------------
Assets                                                                              (Unaudited)
   Current assets:
      Cash and cash equivalents                                                       $ 4,771          $ 3,508
      Accounts receivable, less allowance for doubtful accounts
          of $584 at September 30, 1996 and $424 at December 31, 1995                   9,255            9,022
      Inventories                                                                       7,823            7,158
      Prepaid expenses and other current assets                                           842              743
      Deferred income taxes                                                             1,395            1,120
                                                                                      -------          -------
          Total current assets                                                         24,086           21,551
   Property, plant and equipment, net                                                  45,698           43,342
   Other assets                                                                         1,860              989
                                                                                      -------          -------
                                                                                      $71,644          $65,882
                                                                                      =======          =======
Liabilities and Stockholders' Equity
   Current liabilities:
      Accounts payable                                                                $ 5,079          $ 3,838
      Income taxes payable                                                                315              650
      Accrued liabilities                                                               2,323            1,718
      Current portion of long-term debt                                                 3,866            3,582
      Current portion of obligations under capital leases                                 511              493
                                                                                      -------          -------
          Total current liabilities                                                    12,094           10,281
   Line of credit                                                                           -            1,520
   Long-term debt                                                                       9,835           12,453
   Obligations under capital leases                                                       484              805
   Deferred income taxes                                                                6,003            3,708
                                                                                      -------          -------
          Total liabilities                                                            28,416           28,767
                                                                                      -------          -------
   Commitments and contingencies
   Minority interest in consolidated subsidiary                                             -              301
                                                                                      -------          -------
   Stockholders' equity:
      Preferred stock, $0.001 par value, 10,000,000 shares authorized
          none outstanding                                                                  -                -
      Common stock, $0.001 par value, 30,000,000 shares authorized,
          5,257,910 shares issued and outstanding at September 30, 1996, and
          5,097,500 shares issued and outstanding at December 31, 1995                      5                5
      Capital in excess of par value                                                   29,669           26,983
      Retained earnings                                                                14,958            9,967
      Treasury stock, at cost, 95,600 shares at September 30, 1996
          and 13,000 shares at December 31, 1995                                       (1,404)           (141)
                                                                                      -------          -------
          Total stockholders' equity                                                   43,228           36,814
                                                                                      -------          -------
                                                                                      $71,644          $65,882
                                                                                      =======          =======




See accompanying notes to unaudited condensed consolidated financial statements

SEDA SPECIALTY PACKAGING CORP. & Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF INCOME


                                            Three Months Ended  September 30,   Nine Months Ended September 30,
                                             -------------------------------    ------------------------------
(In thousands, except  per share data)                 1996             1995             1996             1995
--------------------------------------------------------------------------------------------------------------
Net sales                                           $15,016          $11,595          $44,557          $29,151
Cost of sales                                        10,124            8,184           29,797           20,417
                                                    -------          -------          -------          -------
Gross profit                                          4,892            3,411           14,760            8,734
Selling expenses                                        890              672            2,787            1,897
General and administrative expenses                     973              704            3,171            1,840
                                                    -------          -------          -------          -------
   Income from operations                             3,029            2,035            8,802            4,997
Interest expense                                        284              428              942            1,033
Other income                                            (18)             (44)             (63)            (158)
                                                    -------          -------          -------          -------
     Income before income taxes                       2,763            1,651            7,923            4,122
Provision for income taxes                            1,022              503            2,932            1,318
                                                    -------          -------          -------          -------
   Net income                                       $ 1,741          $ 1,148          $ 4,991          $ 2,804
                                                    =======          =======          =======          =======
Earnings per common and
   common equivalent share                          $  0.32          $  0.23          $  0.93         $   0.56
                                                    =======          =======          =======          =======
Weighted average number of common
   and common equivalent shares                       5,435            5,094            5,340            5,041
                                                    =======          =======          =======          =======





See accompanying notes to unaudited condensed consolidated financial statements

 SEDA SPECIALTY PACKAGING CORP. & Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                Nine Months Ended September 30,
                                                                                ------------------------------
(In thousands)                                                                            1996           1995
---------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                                         $ 4,991         $  2,804
                                                                                      -------         --------
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Depreciation and amortization                                                     3,634            2,603
      Change in allowance for doubtful accounts receivable                                160              (50)
      Deferred income taxes                                                               600              518
      Change in assets and liabilities:
          Accounts receivable                                                            (393)            (967)
          Inventory                                                                      (665)          (1,435)
          Prepaid expenses and other current assets                                       (99)             106
          Other assets                                                                    (81)             673
          Accounts payable                                                              1,241            1,017
          Income taxes payable                                                           (335)            (135)
          Accrued liabilities                                                             605              622
                                                                                      -------         --------
   Total adjustments                                                                    4,667            2,952
                                                                                      -------         --------
     Net cash provided by operating activities                                          9,658            5,756
                                                                                      -------         --------
Cash flows from investing activities:
   Investment in ASC                                                                     (283)          (3,449)
   Capital expenditures                                                                (2,693)          (7,284)
                                                                                      -------         --------
     Net cash used in investing activities                                             (2,976)         (10,733)
                                                                                      -------         --------
Cash flows from financing activities:
   Repayments of lines of credit                                                       (1,520)          (1,480)
   Proceeds from lines of credit                                                            -            1,520
   Purchase of treasury stock                                                          (1,263)               -
   Proceeds from issuance of long-term debt                                                 -            6,700
   Principal payments of long-term debt and capital lease obligations                  (2,636)          (3,623)
                                                                                      -------         --------
     Net cash provided by (used in) financing activities                               (5,419)           3,117
                                                                                      -------         --------
Net increase (decrease) in cash and cash equivalents                                    1,263           (1,860)
Cash and cash equivalents at beginning of period                                        3,508            5,585
                                                                                      -------         --------
Cash and cash equivalents at end of period                                            $ 4,771         $  3,725
                                                                                      =======         ========
Other cash flow information:
   Cash paid during the period for interest                                           $   948         $  1,036
   Cash paid during the period for taxes on income                                    $ 2,636         $    512
Non cash investing and financing activities:
   Common stock issued for the acquisition of  ASC                                    $ 2,686         $    650





See accompanying notes to unaudited condensed consolidated financial statements

SEDA SPECIALTY PACKAGING CORP. & Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996


NOTE 1 - UNAUDITED INTERIM INFORMATION

The accompanying unaudited condensed consolidated financial statements include all adjustments which in the opinion of management are necessary for a fair presentation of the information for the interim periods herein reported. The unaudited condensed consolidated financial statements include amounts that are based on management's best estimates and judgments. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 as filed with the Securities and Exchange Commission. The results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of results of operations for the year ending December 31, 1996.


NOTE 2 - EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

Earnings per common and common equivalent share is calculated using the weighted average number of common shares issued and outstanding, adjusted for treasury shares, and equivalent common shares derived from dilutive stock options and warrants. The number of shares used in the calculations were as follows:

                                                                                         Three Months Ended
                                                                                           September 30,
                                                                                       ---------------------
                                                                                        1996           1995
                                                                                       ------         ------
                                                                                          (In thousands)
Average shares outstanding                                                              5,136          5,094
Common stock equivalents                                                                  299              -
                                                                                       ------         ------
Weighted average number of common and
     common equivalent shares                                                           5,435          5,094
                                                                                       ======         ======


                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                       ---------------------
                                                                                        1996           1995
                                                                                       ------         ------
                                                                                          (In thousands)
Average shares outstanding                                                              5,070          5,041
Common stock equivalents                                                                  270              -
                                                                                       ------         ------
Weighted average number of common and
     common equivalent shares                                                           5,340          5,041
                                                                                       ======         ======

NOTE 3 - INVENTORIES

                                                                                   September 30,   December 31,
                                                                                       1996            1995
                                                                                   -------------   ------------
                                                                                          (In thousands)
Finished goods                                                                       $  3,266        $  2,771
Work-in-process                                                                         1,699           1,845
Raw materials                                                                           2,858           2,542
                                                                                     --------        --------
                                                                                     $  7,823        $  7,158
                                                                                     ========        ========



NOTE 4 - AMENDED CREDIT AGREEMENT

On June 27, 1996, the Company amended its credit agreement with a bank to provide financing of up to $21.7 million consisting of a $6 million term loan commitment for the purchase of new equipment, a $7 million revolving line of credit and $8.7 of term loans outstanding from its previous agreement. The revolving line of credit expires June 30, 1998, and the term loan commitment expires June 30, 1997. All amounts borrowed under the revolving line of credit are due and payable upon expiration. Term loans are to be repaid over periods of up to five years. The agreement is collateralized by a general first priority lien on all the assets of the Company except certain property, plant and equipment where the bank's security interest is subordinated to the holders of other Company notes payable. Approximately $8.0 million was outstanding under this agreement at September 30, 1996.

Interest on the revolving line of credit is payable monthly at an annual rate equal to the bank's prime rate or, at the Company's option, 1.2% above the London Interbank Offered Rate (LIBOR). Interest on the term loans is at varying rates, at the Company's option, of from 1.5% to 1.75% above the bank's certificate of deposit rate or LIBOR for an agreed upon time period.

The Company must adhere to covenants set forth in the agreement which require, among other restrictions, that the Company maintain a minimum level of tangible net worth (which effectively limited the amount available for the payment of dividends at September 30, 1996 to approximately $6.0 million), working capital and net income and certain minimum financial ratios, and that the Company restrict the incurrence of additional debt without the bank's consent.


NOTE 5 - MAJOR CUSTOMER

Sales to a major customer amounted to $2,036,000 (14% of net sales) in the three months ended September 30, 1996 and $1,303,000 (11% of net sales) in the three months ended September 30, 1995. There were no individual customers that represented over 10% of net sales for the nine month periods ended September 30, 1996 and 1995.


NOTE 6 - ACQUISITION OF REMAINING MINORITY INTEREST IN AMERICAN SAFETY CLOSURE CORP.

Effective July 15, 1996, the Company acquired the remaining outstanding common stock of American Safety Closure Corp. ("ASC") as contemplated in the Merger Agreement of January 5, 1995 as amended.

The transaction has been reflected in the accompanying condensed financial statements using the purchase method of accounting. The cost of the acquisition of the minority interest was $458,000 in cash and $2,686,000 for 160,410 shares of SEDA common stock (valued at $16 3/4, the fair value at July 15, 1996), bringing the total cost of the acquisition of ASC to $4,009,000 in cash and $3,336,000 for 242,910 shares of SEDA common stock. The cost of the acquisition has been allocated to the assets acquired and the liabilities
assumed based upon their estimated fair values.   ASC's results of operations
have been included in the Company's consolidated results since June 22, 1995. A summary of the purchase price allocation as reflected in the accompanying condensed financial statements is as follows:

(In thousands)
Net working capital deficit                                                                                 $ (1,943)
Property, plant and equipment                                                                                 10,286
Deferred income taxes                                                                                           (782)
Other assets                                                                                                     222
Long-term debt                                                                                                (1,403)
Goodwill                                                                                                         965
                                                                                                            --------
Total investment                                                                                            $  7,345
                                                                                                            ========

The following table presents the unaudited pro forma results of operations as if SEDA had acquired 100% of ASC at the beginning of each respective period presented. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition actually been made as of those dates or of results which may occur in the future.

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                               ------------------------------------
                                                                                   1996                    1995
                                                                               ------------            ------------
                                                                               (In thousands except per share data)
Net sales                                                                         $44,557                 $33,223
Net income                                                                          4,818                   2,365
Earnings per common and common equivalent share                                      0.87                    0.45

SEDA SPECIALTY PACKAGING CORP. & Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - SEPTEMBER 30, 1996 VS. 1995


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

RESULTS OF OPERATIONS:

Three Months Ended September 30, 1996 and 1995

Net sales for the three months ended September 30, 1996 increased approximately 30% to $15.0 million compared to $11.6 million for the three months ended September 30, 1995. This increase resulted from a 38% increase in sales of containers and an 18% increase in sales of closures and custom products. The increases were largely due to increased demand for flexible plastic tubes, PET bottles and custom products both from existing customers and an expanding customer base.

Gross profit for the three months ended September 30, 1996 increased approximately 43% to $4.9 million from $3.4 million in the comparable period of 1995. As a percentage of net sales, gross profit increased to 32.6% for the three months ended September 30, 1996, from 29.4% in the comparable period of the prior year. The improvement in gross margin percentage was caused primarily by lower raw material costs, a favorable change in product mix reflecting a greater percentage of higher margin products, and improved manufacturing economies related to higher production levels, partially offset by a higher number of third party dispensing closures on tubes sold.

Selling expenses for the three months ended September 30, 1996 increased 32% to $890,000 compared to $672,000 for the comparable period of the prior year. As a percentage of net sales, selling expenses increased to 5.9% for the three months ended September 30, 1996 from 5.8% for the corresponding period of 1995. The changes were due primarily to higher payroll costs, freight costs and commissions related to the higher net sales volume.

General and administrative expenses for the three months ended September 30, 1996 increased to $973,000 from $704,000 for the three months ended September 30, 1995. As a percentage of sales, general and administrative expenses increased to 6.5% for the three months ended September 30, 1996 from 6.1% for the same period in 1995. Higher payroll costs, bad debt expenses and professional fees related to investment banking services were the primary reasons for the increase in 1996.

Interest expense for the three months ended September 30, 1996 was $284,000 as compared to $428,000 in the same period in 1995 due to lower outstanding debt and lower interest rates. Other income is primarily interest income on short-term investments.

The higher effective tax rate for the third quarter of 1996 of 37.0% as compared to 30.5% for the comparable period of 1995 reflects a reduction in estimated state income tax credits related to the Company's location in a designated revitalization zone.

Nine Months Ended September 30, 1996 and 1995

Net sales for the nine months ended September 30, 1996 increased approximately 53% to $44.6 million compared to $29.2 million for the nine months ended September 30, 1995. This increase resulted from a 57% increase in sales of containers and a 46% increase in sales of closures and custom products. Approximately 37% of the increase in net sales was a result of the Company's acquisition of a majority interest in ASC in mid 1995. The remaining increases were largely due to increased demand for flexible plastic tubes, PET bottles and custom products both from existing customers and from an expanding customer base.

Gross profit for the nine months ended September 30, 1996 increased approximately 69% to $14.8 million from $8.7 million in the comparable period of 1995. As a percentage of net sales, gross profit increased to 33.1% for the nine months ended September 30, 1996, from 30.0% in the comparable period of the prior year. The improvement in gross margin percentage was caused primarily by lower raw material costs, a favorable change in product mix reflecting a greater percentage of higher margin products, and improved manufacturing economies related to higher production levels, partially offset by a higher number of third party dispensing closures on tubes sold and the consolidation of ASC which produced products with lower gross margins than the other operations of the Company.

Selling expenses for the nine months ended September 30, 1996 increased 47% to $2,787,000 compared to $1,897,000 for the comparable period of the prior year. As a percentage of net sales, selling expenses decreased to 6.3% for the nine months ended September 30, 1996 from 6.5% for the corresponding period of 1995. The changes were due primarily to higher freight costs, payroll costs and commissions and the inclusion of ASC selling expenses.

General and administrative expenses for the nine months ended September 30, 1996 increased to $3,171,000 from $1,840,000 for the nine months ended September 30, 1995. As a percentage of sales, general and administrative expenses increased to 7.1% for the nine months ended September 30, 1996 from 6.3% for the same period in 1995. Higher payroll costs, the addition of ASC administrative expenses, and higher professional fees related to investment banking services and shareholder relations and higher bad debt expenses were the primary reasons for the increase in 1996.

Interest expense for the nine months ended September 30, 1996 decreased to $942,000 as compared to $1,033,000 in the same period in 1995 because of lower interest rates and the reduction of ASC interest bearing debt in 1996. Other income is primarily interest income on short-term investments.

The higher effective tax rate for the first nine months of 1996 of 37.0% as compared to 32.0% for the comparable period of 1995 reflects a reduction in estimated state income tax credits related to the Company's location in a designated revitalization zone.

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

Cash provided by operations for the nine months ended September 30, 1996 was $9.7 million as compared to $5.8 million for the same period of 1995, reflecting the higher net income in the first nine months of 1996. Cash used for the acquisition of machinery and equipment was $2.7 million in the first nine months of 1996 compared to $7.3 million for the same period of 1995. Cash used in the first nine months of 1996 related to the acquisition of ASC was only $0.3 million compared to $3.4 million in the first nine months of 1995. Cash used in financing activities during the nine months ended September 30, 1996 was $5.4 million as compared to $3.1 million cash provided by financing activities in the first nine months of 1995, due to new long-term debt of $6.7 million in 1995 versus the repayment of $1.5 million on the Company's line of credit and the purchase of treasury stock in the first nine months of 1996.

                         SEDA SPECIALTY PACKAGING CORP.


                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       SEDA SPECIALTY PACKAGING CORP.     .
                                             (Registrant)




Date   November 13, 1996               /s/ Shawn Sedaghat
    -------------------------          -----------------------------------
                                       Shawn Sedaghat
                                       Chairman, President and
                                       Chief Executive Officer


Date   November 13, 1996               /s/ Ronald W. Johnson
    -------------------------          -----------------------------------
                                       Ronald W. Johnson
                                       Vice President of Finance,
                                       Chief Financial Officer