Form 10-K405
period 1996-12-31
SEDA SPECIALTY PACKAGING CORP
filed 1997-03-31
CIK 912034

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the fiscal year ended December 31, 1996

                                     or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from _____________ to ____________

                         Commission File Number 0-22508

                         SEDA SPECIALTY PACKAGING CORP.
             (Exact Name of Registrant as Specified in Its Charter)

             Delaware                                     95-3928988
   (State or Other Jurisdiction             (IRS Employer Identification Number)
of Incorporation or Organization)

2501 West Rosecrans Avenue, Los Angeles, California        90059-3510
     (Address of Principal Executive Offices)              (Zip Code)

                                 (310) 635-4444
              (Registrant's Telephone Number, Including Area Code)

        Securities Registered Pursuant to Section 12(b) of the Act: None

           Securities Registered Pursuant to Section 12(g) of the Act:

                                                       Name of Each Exchange
Title of Each Class                                    on Which Registered
-------------------                                    -------------------
Common Stock, $0.001 par value                         Nasdaq National Market

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or by amendment to this Form 10-K. [ X ]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant based upon the closing sales price of its Common Stock on March 14, 1997 on the Nasdaq National Market was $34,519,000.

     The number of shares of Common Stock outstanding as of March 14, 1997:
5,261,138.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

--------------------------------------------------------------------------------

                         SEDA SPECIALTY PACKAGING CORP.
                          1996 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


                                     PART I

                                                                                                               Page
                                                                                                               ----
Item 1        Business                                                                                           2

Item 2        Properties                                                                                         9

Item 3        Legal Proceedings                                                                                  9

Item 4        Submission of Matters to a Vote of Security Holders                                                9

                                                          PART II

Item 5        Market for Registrant's Common Equity and Related Shareholder Matters                             10

Item 6        Selected Financial Data                                                                           11

Item 7        Management's Discussion and Analysis of Financial Condition and Results of
                   Operations                                                                                   11

Item 8        Financial Statements and Supplementary Data                                                       15

Item 9        Changes in and Disagreements With Accountants on Accounting and
                   Financial Disclosure                                                                         15

                                                         PART III

Item 10       Directors and Executive Officers of the Registrant                                                15

Item 11       Executive Compensation                                                                            17

Item 12       Security Ownership of Certain Beneficial Owners and Management                                    20

Item 13       Certain Relationships and Certain Transactions                                                    21

                                                          PART IV

Item 14       Exhibits, Financial Statement Schedules and Reports on Form 8-K                                   22

Signatures                                                                                                      23

                                     PART I


"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

         The statements contained in this Annual Report on Form 10-K that are not historical facts may contain forward-looking statements that involve a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those discussed or anticipated by management. Potential risks and uncertainties include, among other factors, general business conditions, competitive market conditions, success of the Company's growth strategy, delays or cancellation of orders, changes in the mix of products sold, concentration of raw materials suppliers, fluctuating raw materials prices, concentration of sales in markets and customers, changes in manufacturing efficiencies, development and introduction of new products, fluctuations in margins, timing of significant orders, and other risks and uncertainties currently unknown to management.


ITEM 1. BUSINESS

         SEDA Specialty Packaging Corp. ("SEDA" or "the Company") develops, manufactures and sells specialty plastic packaging products to the personal care, food and beverage, household and industrial chemical and pharmaceutical industries. The Company's products include various types of plastic containers (including flexible plastic tubes, single- and double-wall stock and custom jars, bottles and vials), plastic closures (including lined and linerless standard screw caps, tamper-evident closures and dispensing closures), and other stock and custom plastic products. SEDA manufactures these products using injection molding, extrusion and stretch-blow molding processes and decorates many of its products using offset printing, hot stamping and other labeling processes to satisfy customer requirements. The Company focuses on customers who require superior product quality, uniform appearance, customized service, shorter lead times and flexible delivery schedules. The Company's strategy is designed to respond to these key factors in order to position the Company as a preferred supplier in the highly competitive industries in which it operates.

         On June 22, 1995, the Company acquired a majority interest in American Safety Closure Corp. ("ASC") and on July 15, 1996 the Company acquired the remaining minority interest in ASC. The acquisition of ASC broadened the Company's family of products for both containers and closures.

         The Company's executive offices are located at 2501 West Rosecrans Avenue, Los Angeles, California 90059-3510 and its telephone number is (310) 635-4444.

GENERAL

         The Company was founded as a California corporation in 1984 by Shapour Sedaghat who had extensive experience in the specialty plastics packaging industry. Initially operated as a family business, the Company focused on manufacturing standard plastic screw caps for various types of containers. The rapid growth of the Company's plastic closure business from 1984 to 1990 provided the foundation for the addition of flexible plastic squeeze tubes as a second product line in 1990. The Company also added a limited number of custom injection molded products that same year, and a family of tamper-evident closures for the vitamin industry was introduced in 1993.

         The Company completed its initial public offering in October 1993, raising net proceeds of approximately $23 million, primarily to finance a capacity expansion program for the Company's tube operations in 1993 and 1994, which in turn provided the foundation for future expansion. In 1994, the Company's shareholders approved a reincorporation in the state of Delaware.

         The acquisition of a majority interest in ASC in 1995 added plastic jars, vials, additional tamper-evident closures, child-resistant closures, additional styles of standard screw caps and other custom products to the Company's family of products, as well as an east coast presence from ASC's location in Plattsburgh, New York. Also in 1995, the Company began manufacturing PET bottles for the specialty water industry.

         Shapour Sedaghat retired in 1995, but remains a consultant to the Company for special projects. Shawn Sedaghat, Shapour's son, was named Chairman and Chief Executive Officer of the Company in 1995. Prior to that time, Shawn Sedaghat was the President and Chief Operating Officer of the Company and had been actively involved in the management of the Company since its inception. Other members of the Company's current management team also have had substantial experience in the specialty plastic packaging industry which provides the Company with valuable experience in the industries in which it competes.

         Management continually evaluates the Company's product lines in an effort to capture higher market share while maintaining or increasing gross margins. Examples include the ongoing development of new products such as tamper-evident/child-resistant closures and dispensing closures.

         Plastic closures are used to cap primarily plastic containers which store a wide variety of cosmetic, food, chemical and other commercial and industrial products. Each closure and container must be designed and engineered to meet specific use requirements mandated by the type of container and nature of its contents. Over the years, rigid and flexible plastic containers have experienced significant growth in market share at the expense of other materials such as glass and metal. Advantages of plastic containers include durability, resistance to denting and breakage, and compatibility with many products. Furthermore, they are lightweight, an important factor in the transportation-sensitive packaging industry, and can be produced in a variety of colors.

         Plastic closures for plastic containers have distinct advantages over other materials such as metal and metal composite closures. Market surveys indicate that the performance advantages, design flexibility, value added characteristics (e.g., aesthetics, convenience, protective features) and lower overall costs of plastic closures and reduced applications of other materials as a result of the widespread market penetration of plastic containers have driven the demand for plastic closures. Since the manufacturing process required to produce plastic closures substantially differs from that used to produce plastic containers, many manufacturers of plastic products have focused on one but not both areas of this market. Therefore, as the market for plastic containers has grown, demand for products provided by plastic closure manufacturers has also risen.

         Flexible plastic tubes encase a variety of products including lotions, creams, shampoos, foodstuffs, adhesives and household chemicals. The non-corrosive and lightweight nature of these products and the ease in product dispensing provide distinct competitive advantages over other types of tube materials. The tubes can be produced in a variety of colors, can be attractively decorated and do not require lining or interior surface treatment to contain most products.

         Single- and double-wall plastic jars also encase a variety of creams, lotions and other products, primarily for the personal care industry, that require a rigid container. Plastic vials are used by the pharmaceutical industry for prescription or over-the-counter medications. PET bottles are used by the specialty drinking water market and can be used for a variety of other products.

STRATEGY

         In general, end users of specialty plastic packaging products evaluate potential vendors according to factors such as product quality, responsiveness, customer service and price. The Company's strategy is designed to respond to these factors, thus positioning the Company as a preferred supplier in the highly competitive industries in which it operates. The key elements of the Company's strategy are as follows:

- High Quality and Uniform Products. The Company believes that its commitment to quality is a key component of its success to date. Management believes that its customers typically expect a low product defect rate and high quality product aesthetics. In the specialty plastic packaging industry, a high defect rate can mean a delay in product shipment and higher production costs while poor product aesthetics may depress product sales. The Company believes it differentiates itself from its competitors through the utilization of production and training techniques designed to produce a high quality product conforming to a customer's design specifications. The Company is able to maintain product quality, reduce defects and thereby increase demand for its products by (i) utilizing technologically advanced machinery and production techniques, (ii) employing advanced testing equipment and methods, (iii) offering an in-house graphics capability that ensures that the product's printing and graphics comply with its customer's aesthetic demands and (iv) promoting a total quality management program.

- Flexible and Customized Service. Management has structured the Company's operations in a manner that promotes rapid responsiveness to constantly changing client needs by providing customers with direct access to key operations personnel within the Company. Since many specialty plastic packaging product companies market similar product lines, management believes that customers often select suppliers on the basis of service factors. Management's experience indicates that as the plastics industry has grown, some plastic packaging product manufacturers have demonstrated an unwillingness or inability to react quickly and responsively to the varying demands of many customers. This has created opportunities for the Company to increase market share by catering to the service expectations of these customers. The Company has developed the ability to adjust production delivery schedules to meet the needs of those customers who have in turn made aggressive delivery commitments for their goods. The Company's in-house graphics capability affords it the ability to generally incorporate a customer's last-minute printing changes and still meet its production needs.

- Reliable and Timely Delivery. The Company believes its low lead times (the period from customer order to delivery) provide it with a competitive advantage in customer service. Intense efforts are made to provide the customer with high quality products by the designated delivery date. The Company seeks to maintain this level of service through careful evaluation of its production process and the cultivation of close relationships with actual and potential customers. By working closely with a customer, the Company attempts to ensure that design specifications and delivery schedules are met without the cost and loss of reputation associated with the initial production of nonconforming product. Furthermore, utilization of automated high quality production lines helps maintain lead times and low defect rates.

- Low Delivered Cost. The Company strives to achieve low delivered costs to its customers. The Company has located its manufacturing operations in areas with high-quality and relatively low-cost labor and has equipped its facilities with technologically advanced, cost-effective machinery. In an effort to control costs, the Company's engineering staff carefully evaluates the Company's production processes and often makes technical modifications and adjustments to reduce costs and improve production speed. Examples include mold dedication and maximization of mold output; the Company generally dedicates one mold to one machine which reduces machine downtime, and over time it has been able to add molds with higher cavity capacity, thus improving yield, gross margins and lead times. Additionally, the Company's technical staff has improved the automated nature of its machines, which reduces the number of employees required to operate them, thus decreasing costs and improving margins. The Company's in-house scrap recycling program and the resulting savings from reduced scrap and rework exemplifies the Company's ability to control its costs.

          To further allow it to price competitively, the Company utilizes a low overhead internal marketing program. Direct selling activities, because of the higher cost-per-sale and personnel requirements, are generally reserved for large established accounts and prospective customers with strong sales potential. By utilizing more economical means of marketing such as telemarketing and distributors, the Company supports field selling activities by prescreening prospective customers and identifying potential accounts that warrant direct sales calls.

- Focus on Market Opportunities. The Company's advanced technological design capabilities, manufacturing techniques and industry experience afford it the ability to develop a wide variety of specialty plastic packaging products. The Company evaluates customer demand in an effort to apply its expertise to introduce selected new products designed to meet consumer needs in instances where the Company's margins are improved or sustained. For example, recognizing that the largest growth opportunities in plastic closures are expected to be in the markets for dispensing closures and tamper-evident closures, the Company has introduced a line of dispensing closures for its tubes and a family of tamper-evident closures for use in pharmaceutical and food and beverage applications. This flexibility extends beyond plastic closures and tubes - the Company produces and supplies a number of custom products for selected customers such as pizza trays and plastic lid supports for pizza boxes, lipstick cases, nail enamel caps and marking pen components.

PRODUCTS

         Plastic Closures

         The Company's primary plastic closure product is a plastic screw cap which is fabricated in a wide variety of sizes and is adaptable to glass and metal as well as plastic containers. With specialized liners or inner seals, the Company's screw caps are also capable of sealing containers to prevent leakage, spoilage and product tampering. For the year ended December 31, 1996, over 80% of the Company's screw caps were manufactured with liners or seals. The Company offers these closures with diverse choices of styles, in a broad variety of colors and sizes ranging in diameter from 28 millimeters to 120 millimeters.

         The Company also produces two types of tamper-evident caps, a drop-ring cap (when the cap is twisted off, the lower portion of the cap - the ring - breaks away, drops down and remains on the bottle neck) and a proprietary tear-band cap (a narrow plastic band must be removed before the container can be opened). The Company believes its tamper-evident caps have technical, economic, and aesthetic advantages over alternative temper-evident systems because of increased safety for the consumer and significant cost savings for the bottler. The tamper-evident band, in the Company's tear-band closure, must be literally torn off the cap before it can be opened. The person opening the container protected by this closure can see, feel and hear the tamper-evident bands breaking or tearing away from the container, indicating that it has not been opened previously. The Company believes that plastic caps are easier for the bottler to apply since they are either pre-threaded and need only to be screwed on during the bottling process or, as with the tear-band cap, they are threadless and can be snapped on during the bottling process. The Company's tamper-evident closures do not require secondary parts or operations such as a shrink procedure to make them tamper-evident. By eliminating secondary operational processes requiring the closure and container to pass through a heating tunnel to either shrink the tamper-evident band around the neck of the container or to shrink a plastic wrap around the cap and container, the processor's costs are reduced. There is no need for heat shrinking and band equipment, plastic wrap and storage space for ancillary materials and power costs are also reduced.

         The Company also manufactures certain specialty closures for specific customer applications, introduced a line of dispensing closures for its flexible plastic tubes in 1996 and is developing a line of child-resistant closures and additional dispensing closures. Mandatory governmental regulations aimed at preventing access by children to potentially dangerous consumer substances have been the major impetus behind a steadily increasing market for child-resistant closures. Currently, these packaging safeguards must be incorporated on all containers holding certain prescription drugs, over-the-counter medicines and toxic household chemicals. Management believes that the demand for such closures should continue to rise due to the expanding use of plastic bottles for toxic household and automotive chemicals and a rising use of pharmaceuticals.

         Plastic Containers

         The Company's flexible plastic tubes can be processed in a variety of diameters and lengths and can be fitted with a number of plastic closures, such as flip-top or screw caps. Generally, the capacity of these tubes ranges from
0.5 to 9.5 fluid ounces. The finished tubes are printed with the customer's labeling on-site at SEDA's facility. The Company can manufacture its own printing plates pursuant to the customer's design specifications and all requested printing, hot stamping and labeling is done on-site. As a result, design modifications or additions can be quickly made as opposed to subcontracting these changes. This improves lead times and customer relations and provides the Company with what it believes is a distinct competitive advantage. SEDA continually examines new applications for its tube products. For example, the Company has recently introduced a line of co-extruded, multi-layered tubes designed to provide greater product protection and barrier capabilities. These tubes are designed to be used in applications such as toothpaste and certain foods and medicinal products. The Company believes that these tubes may provide additional market opportunities.

         The Company manufactures various styles and sizes of single- and double-wall plastic jars with matching closures that are either lined or linerless. Jars can be offset printed and closures can be silk screened or hot stamped based on customer requirements. The Company also manufactures a line of prescription vials and closures which can be decorated to customer specifications. The Company entered the plastic bottle market in 1995 with a line of PET bottles designed for specialty water products. The bottles are produced in 0.5, 1.0 and 1.5 liter sizes.

         Custom Products

         The Company's technological design capabilities and production techniques are applicable to a wide range of custom plastic products. Current custom products include nail enamel caps, lipstick cases, marking pen components, pizza trays and plastic lid supports for pizza boxes and other specialty plastic parts which the Company manufactures for use by end-user customers to their specifications. The Company also provides design assistance to customers in connection with the production of their custom products. The Company's technical specialists work closely with customers in structuring initial production, labeling and delivery specifications for the introduction of new product lines. Management believes this production assistance is an important feature of the Company's customer support program and helps attract customers seeking custom product manufacturing.

INDUSTRIES SERVED

         The Company's plastic containers and its plastic closures are used to package a wide variety of products, such as personal care items, foods and beverages, household and industrial chemicals and pharmaceuticals. The Company's containers, closures and custom products are sold directly through the Company's in-house sales force and indirectly through distributors. During the year ended December 31, 1996, the Company sold products through a national distribution network which included over 70 distributors; approximately 80% of closures and 20% of containers during the same period were sold through distributors. Since the Company decorates most containers it manufactures it is able to specifically identify the industry in which the containers are to be used. However, since many closures are not printed and distributors buy closures for a variety of users, the Company is unable to identify with certainty which industries are served by those distributors.

         Personal Care

         The Company's closures and containers are used for personal care products such as shampoos, lotions, creams, sunscreens, hair gels and facial scrubs. Demand for plastic containers in the personal care industry is driven by considerations of safety, cost, convenience, product aesthetics and lower weight.

         Food and Beverage

         Uses of the Company's products in the food and beverage area include products such as specialty waters, ketchup, vegetable oil and other food products. As consumers become more reliant on easy-open, easy-handling food containers, the Company expects that the use of plastic dispensing closures and flexible containers will increase. Recognizing that the largest growth is expected to be in the market for tamper-evident, tear-away plastic closures, and other dispensing closures the Company currently has under development a family of dispensing closures which the Company expects will contribute to sales growth. The Company also produces custom plastic products for use in the pizza industry.

         Household and Industrial Chemical

         The Company's products are used in applications such as detergents, soaps, cleaning preparations and automotive additives. Studies indicate that this segment of the Company's business has exhibited a dramatic change-over to plastic containers in recent years as products traditionally packaged in paper boxes, aerosol cans and glass and metal containers are now being sold in plastic containers.

         Pharmaceutical

         The Company's products are used for such medicinal and pharmaceutical preparations as skin ointments, vitamins, prescription drugs, and medicinal oils and creams. According to industry studies, the demand for plastics in medical packaging is driven in large part by the overall aging of the population. As people become older, they suffer from an increased number of diseases and medical conditions requiring advanced drug therapy, translating into an increased demand for packaging. Based on market data, management believes that plastic closures with tamper evident safeguards and child-resistant characteristics will provide the best opportunities in this segment. As a result, the Company has a family of tamper evident closures and is developing a line of child resistant closures.

MANUFACTURING

         The manufacture of plastic closures, jars and vials involves conversion of a plastic raw material (polypropylene, polystyrene or polyethylene) into a closure or container through an injection molding process. The raw material is heated to the melting point, injected into several cavities within a mold and cooled to become a finished product. Operating efficiencies and costs are affected by the cycle time, the number of cavities within the mold and the product defect rate. These products can be decorated to customer specifications through offset printing or silk screening processes.

         The manufacture of flexible plastic tubes involves three steps: (i) extrusion, (ii) heading and (iii) custom decoration. Plastic extrusion is the process in which continuous shapes are formed by forcing viscous plastic resin through a die. Plastic resins are heated and pushed through a die by the extruder, which melts and mixes the material. The tube is then cooled and cut to predetermined lengths. The tubes are then "headed," a process where molten plastic is compression molded to the end of the hollow tube. Heading is a complex process and production capacity can be limited by the technical capability of a manufacturer's heading equipment. The Company has invested in advanced heading machines which the Company believes are state-of-the-art lines. Management believes that the use of these machines provides it with a distinct advantage over the flexible tube manufacturers utilizing less sophisticated equipment.

         The final step in the manufacture of flexible tubes is the printing of the customers' labeling which is done on-site at the Company's facility. The Company works closely with the customers in the printing process, utilizing its own printing plates to ensure quality and consistency. Tubes can also be decorated using hot stamping, silk screening or pressure sensitive labeling technologies. Though SEDA currently uses subcontractors for silk screening, the Company plans to install its own silk screening equipment in 1997 to bring this process in house. By performing the entire flexible tube manufacturing process in-house, the Company can better meet the design and manufacturing specifications of its customers.

         The manufacture of PET bottles involves the conversion of the plastic raw material polyethylene terephthalate (PET) into a bottle through a combined injection molding and stretch-blow molding process using state-of-the-art equipment that creates injection molded preforms for each bottle, heats the preform to precise temperature requirements and then "blows" the bottle using air pressure in one continuous manufacturing process.

         The conversion of raw materials into finished plastic components is a highly capital equipment intensive process. Recognizing that faster production capacity, low scrap rates and lower defect rates are critical to competing in these segments of the plastics industry, the Company has made substantial investment in state-of-the-art automated machinery. When evaluating the purchase of new machinery, the Company examines the machines specifications and thereafter provides the manufacturer with a list of design modifications if required. With these adjustments, the machine becomes "custom" in nature and thereby further differentiates the Company from its competitors. This redesign process is based on knowledge and information gained by the Company's founders and engineering department from their years of experience.

         The Company's manufacturing processes incorporate quality control, testing and engineering procedures to assure compliance with customer requirements. These procedures commence with certification of raw materials and include in-process measurement and control and performance testing of finished products. Product quality is controlled with an on-line testing process coupled with spot checking of finished goods prior to shipment. The production process is carefully scrutinized to determine if technical changes must be made or further capital expenditures are required. In addition, the Company conducts extensive training of its personnel to ensure that a high level of technical competence is maintained.

         The Company maintains product liability and errors and omissions insurance against the possibility of defective product claims.

MARKETING

         The Company's line of plastic closures and custom products are sold directly through its in-house sales staff and indirectly through a network of over 70 distributors located throughout the United States. The majority of its standard closures are sold through distributors and a small in-house telemarketing group because such products are generally considered to be commodity items. SEDA is placing a greater emphasis in 1997 on selling a broader range of products, including stock items of its jars and bottles, through its distributor base. SEDA's containers are primarily sold directly through its in-house sales force and a few manufacturing representatives. Containers are sold more through a direct sales effort than closures, as containers require a greater level of customization. Management expects that over time a higher percentage of the Company's sales will be made by the Company's in-house sales force. SEDA's sales force is geographically dispersed with salespeople located on the east coast, in the mid-west and on the west coast. SEDA has customer service personnel at its California and New York manufacturing plants in addition to a New Jersey sales office which services the New York City metropolitan area.

         In order to allow the Company to price competitively, the Company has utilized a low overhead internal marketing program where possible. Direct selling activities, because of the high cost and extensive manpower requirements, are generally reserved to large established accounts and prospective customers with good sales potential. By utilizing more economical means of marketing such as telemarketing, authorized representatives and distributors, the Company can support field selling activities by prescreening prospective customers and identifying potential accounts that warrant in-person visits.

RAW MATERIALS

         The primary raw materials used by the Company in the manufacture of its products are various plastic resins, primarily polyethylene and polypropylene, and various closure lining materials. Because plastic resins are commodity products, the Company selects its suppliers primarily on the basis of price. Consequently, the Company's sources for plastic resins tend to vary from year to year. All of the Company's suppliers of plastic resins manufacture their plastic resins in the United States and most of the Company's suppliers of plastic resins produce the full range of plastic resins used by the Company. Shortages of plastic resins have, historically, been infrequent.

         The primary plastic resins used by the Company are produced from petrochemical intermediates derived from products of the natural gas and crude oil refining processes. Natural gas and crude oil markets have in the past experienced substantially cyclical price fluctuations as well as other market disturbances including shortages of supply, changes in OPEC policy and crises in the oil producing regions of the world. The capacity, supply and demand for plastic resins and the petrochemical intermediates from which they are produced are also subject to cyclical and other market factors. Consequently, plastic resin prices may fluctuate as a result of natural gas and crude oil prices and the capacity, supply and demand for resin and petrochemical intermediates from which they are produced. The Company experienced significant price increases for its plastic resins in 1995 as a result of a significant increase in industry demand for such resins. Although demand will continue to influence the cost of plastic resins in the future, the Company has taken steps to protect itself against shortages, to the extent it considers appropriate, through contracted arrangements.

         Although the Company is not generally bound by fixed price contracts with its customers, it may not always be able to pass through increases in the cost of its raw materials to its customers in the form of price increases. To the extent that increases in the cost of plastic resin cannot be passed on to its customers, such increases may have a material adverse impact on the profitability of the Company due to decreases in its profit margins.

         The Company currently purchases the polyethylene used by it in the manufacture of its flexible plastic tubes and PET for its bottles from a limited number of sources. Although the Company has been able to obtain these materials in the ordinary course of its business and while it believes that it can access alternative sources on reasonable notice, any interruption in deliveries of such materials would have a material adverse effect on the Company's level of sales and its near-term results of operations. Although the Company currently purchases the majority of the polypropylene used in the manufacture of its closures and jars from a single supplier, it believes it can obtain the material from a large number of alternative suppliers. The delay in shipments of such material would have an adverse effect on the Company's ability to deliver products until alternative sources are located.

COMPETITION

         Competition in the industries in which the Company operates is intense. Many of the Company's competitors are more established and have greater name recognition and marketing resources than the Company. The Company believes that competition for plastic containers and closures is based primarily on lead times, responsiveness, quality, customer service, and price. The Company believes that it competes favorably with respect to these factors.

         With respect to competition in the plastic closure and container markets in general, management believes it competes with over 100 firms in the United States. The market is dominated by several large companies, which the Company believes command over 80% of the market share. With respect to tube sales, the industry is generally characterized by competition from three large companies who command over 80% of market share.

         Many of the Company's competitors have greater financial resources than those available to the Company and certain competitors spend substantially greater amounts for advertising and promotion. Furthermore, the standard screw top closure market tends to be more price sensitive than the other markets in which the Company competes. At times in the past the Company has had to lower prices on these products to retain market share which has had an adverse effect on profit margins for these products. There can be no assurance that such price competition will not recur in the future.

REGULATION AND ENVIRONMENTAL CONSIDERATIONS

         The Company is not currently subject to any environmental proceedings. During the year ended December 31, 1996, the Company did not make any material expenditures for environmental control facilities, nor does it currently anticipate any such future expenditures. Actions by Federal, state and local governments concerning environmental matters could result in laws or regulations that could increase the cost of producing the products manufactured by the Company or otherwise adversely affect the demand for its products. At present, environmental laws and regulations do not have a material adverse effect upon the demand for the Company's products. The Company is aware, however, that certain local governments have adopted ordinances prohibiting or restricting the use or disposal of certain plastic products that are among the types of products produced by the Company. If such prohibitions or restrictions were widely adopted, such regulatory and environmental measures could have a material adverse effect upon the Company. In addition, a decline in consumer preference for plastic products due to environmental considerations could have a material adverse effect upon the Company. In addition, certain of the Company's operations are subject to Federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. While the Company has not had to make significant capital expenditures for environmental compliance, the Company cannot predict with any certainty its future capital expenditure requirements relating to environmental compliance because of continually changing compliance standards and technology. The Company does not have insurance coverage for environmental liabilities and does not anticipate obtaining such coverage in the future.

EMPLOYEES

         As of December 31, 1996, the Company had approximately 450 employees, of whom 25 were engaged in executive, technical and administrative functions, 20 in sales and customer service functions and 405 in production. Approximately 100 of its employees in New York state are represented by a labor union. The Company's collective bargaining agreement will expire in 2001. An attempt made in 1996 by a union to install a collective bargaining agreement at the Company's California plant was defeated in a vote by employees, which is currently being appealed by the union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.


ITEM 2.  PROPERTIES

         The Company currently owns a production, warehouse and distribution center of approximately 300,000 square feet located outside of Los Angeles, California. With the acquisition of ASC in 1995, the Company acquired a manufacturing facility located in Plattsburgh, New York of approximately 87,000 square feet in size. Both plants are of a modern one-story construction. There are mortgages on both properties aggregating $4,263,000 at December 31, 1996. The Company also leases a 50,000 square foot warehouse facility in Plattsburgh, New York. The lease on this facility expires in 1998. The Company believes these facilities are sufficient for its current needs. However, the majority of the plant space is utilized and significant expansion of manufacturing operations will not be possible without additional construction on the sites or the addition of other facilities.


ITEM 3.  LEGAL PROCEEDINGS

         Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         Since October 26, 1993, the Company's Common Stock has been traded on The Nasdaq Stock Market under the symbol "SSPC". The following table sets forth the high and low closing sales prices for the Common Stock as reported by The Nasdaq Stock Market:

         1995                                                                    HIGH           LOW
                                                                                -------      --------
         First Quarter                                                          $11 3/4      $ 9  3/8
         Second Quarter                                                         $11 1/4      $ 6  1/2
         Third Quarter                                                          $10 7/8      $ 7  3/8
         Fourth Quarter                                                         $13 1/2      $10 3/16

         1996
         First Quarter                                                          $17 3/4      $11 5/8
         Second Quarter                                                         $24 1/4      $15 7/8
         Third Quarter                                                          $20 3/4      $16
         Fourth Quarter                                                         $21 3/4      $16

         At March 14, 1997, the closing sales price of the Common Stock as reported by The Nasdaq Stock Market was $18.25. At March 14, 1997, there were approximately 650 shareholders of record and approximately 1,500 beneficial shareholders.

         Except for the S Corporation distributions prior to the Company's initial public offering, described herein, the Company has not paid cash dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future. The present policy of the Company is to retain earnings for use in its operations and the expansion of its business.

ITEM 6.  SELECTED FINANCIAL DATA

         The data set forth below should be read in conjunction with Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8. - "Financial Statements and Supplementary Data" included elsewhere herein.

                                                                               Year Ended December 31,
                                                         --------------------------------------------------------------
(In thousands, except  per share and percentage data)         1996          1995         1994         1993         1992
-----------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS:
Net sales                                                  $59,445       $41,676      $30,400      $25,298      $17,386
Gross profit                                                19,560        12,781       11,959       10,550        7,170
     % of net sales                                           32.9%         30.7%        39.3%        41.7%        41.2%
Income from operations                                      11,721         7,311        7,902        7,640        5,457
Interest expense                                             1,164         1,422          987          983          982
Income before income taxes                                  10,670         6,086        7,108        6,684        4,018
Income taxes                                                 3,921         1,951        2,266        1,886          122
Net income                                                   6,749         4,135        4,842        4,798        3,896
Earnings per common and  common
     equivalent share                                      $  1.25       $  0.82      $  0.94
Weighted average number of common
     and common equivalent shares                            5,378         5,061        5,147

Pro forma data (a):
     Pro forma provision for income taxes                                                            2,399        1,607
     Pro forma net income                                                                            4,285        2,411
     Pro forma earnings per common and
          common equivalent share                                                                $    1.20    $    0.75
     Weighted average number of common
          and common equivalent shares                                                               3,556        3,202

FINANCIAL POSITION:
Working capital (deficiency)                               $10,453       $11,270      $11,070      $15,780      $(1,812)
Property, plant and equipment, net                          45,322        43,342       32,463       19,696       11,807
Total assets                                                74,203        65,882       50,759       42,866       16,970
Long-term debt and capital leases                            6,331        14,778        9,061        7,098        6,295
Total stockholders' equity                                  45,040        36,814       32,170       27,080        4,225

--------------------

(a) Prior to October 26, 1993, the effective date of the Company's initial public offering, the Company was exempt from payment of federal income taxes and paid certain state income taxes at a reduced rate as the result of an S Corporation election made by the Company. Pro forma income statement data reflects the estimated income tax expense that would have been recorded had the Company not been exempt from paying taxes under the S Corporation election. As a result of terminating the Company's S Corporation status in October 1993, the Company recorded a one-time non-cash charge of approximately $1.6 million against historical earnings for additional deferred taxes based upon the increase in the effective tax rates from the Company's S Corporation status (2.5%) to C Corporation status (40%).


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with
Item 6 - "Selected Financial Data" and Item 8 - "Financial Statements and Supplementary Data" included elsewhere herein.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

     The statements contained in this Annual Report on Form 10-K that are not historical facts may contain forward-looking statements that involve a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those discussed or anticipated by management. Potential risks and uncertainties include, among other factors, general business conditions, competitive market conditions, success of the Company's growth strategy, delays or cancellation of orders, changes in the mix of products sold, concentration of raw materials suppliers, fluctuating raw materials prices, concentration of sales in markets and customers, changes in manufacturing efficiencies, development and introduction of new products, fluctuations in margins, timing of significant orders, and other risks and uncertainties currently unknown to management.

RESULTS OF OPERATIONS

         SEDA's financial performance in 1996 reflects the continued strength of the Company's core business as evidenced by demand for the Company's products from both new and existing customers. The results of operations of American Safety Closure Corp. ("ASC") and its subsidiary have been consolidated with the results of the Company commencing June 22, 1995, when SEDA acquired a majority interest in ASC. Effective July 15, 1996, SEDA acquired the remaining minority interest in ASC. Refer to Note 3 to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for further information regarding the acquisition.

         As a result of the acquisition, the Company saw an increase in sales volume beginning in the third quarter of 1995. The acquisition of ASC also broadened the Company's family of products for both containers and closures. The Company's line of plastic containers now includes single- and double-wall plastic jars, plastic vials and polyethylene terephthalate ("PET") bottles in addition to the Company's flexible plastic tubes. The Company's line of plastic closures includes many styles and sizes of stock and tamper-evident closures as well as a number of specialty closures. In 1996 the Company began manufacturing dispensing closures for its tubes. The following is a percentage analysis of operating results for the past three years:

                                                                                         1996         1995         1994
                                                                                      ----------------------------------
Plastic containers                                                                      63.4%         60.6%        62.1%
Plastic closures and custom products                                                    36.6          39.4         37.9
                                                                                      ----------------------------------
Net sales                                                                              100.0         100.0        100.0
Cost of sales                                                                           67.1          69.3         60.7
                                                                                      ----------------------------------
Gross profit                                                                            32.9          30.7         39.3
Selling expenses                                                                         6.4           6.4          7.1
General and administrative expenses                                                      6.8           6.7          6.2
                                                                                      ----------------------------------
Income from operations                                                                  19.7          17.6         26.0
Interest expense                                                                         2.0           3.5          3.2
Interest income                                                                         (0.2)         (0.4)        (0.9)
Other (income) expense                                                                   0.0          (0.1)         0.3
                                                                                      ----------------------------------
Income before income taxes                                                              17.9          14.6         23.4
Provision for income taxes                                                               6.5           4.7          7.5
                                                                                      ----------------------------------
Net income                                                                              11.4%          9.9%        15.9%
                                                                                      ==================================


1996 COMPARED TO 1995

         Net sales for the year ended December 31, 1996 increased 43% to $59.4 million compared to $41.7 million for 1995. Approximately 32% of the 1996 increase in net sales was a result of the ASC acquisition. The remaining increases were largely due to increased demand from existing customers and an expanding customer base. Sales of containers increased 49% from $25.3 million in 1995 to $37.7 million in 1996 and sales of closures and custom products increased 33% from $16.4 million in 1995 to $21.8 million in 1996. Container and closure unit volumes increased approximately 54% and 25%, respectively from 1995 to 1996. Changes in average per-unit prices for 1996 as compared to 1995 were largely a result of changes in product mix.

         Gross profit for 1996 increased 53% to $19.6 million from $12.8 million for 1995 largely as a result of higher sales volume. As a percentage of net sales, gross profit increased to 32.9% for 1996 from 30.7% in 1995. The improvement in gross margin percentage resulted primarily from lower material costs, a favorable change in product mix reflecting a greater percentage of higher margin products, and improved manufacturing economies related to higher production levels, partially offset by a higher number of third party dispensing closures on tubes sold. The Company began manufacturing such dispensing closures late in 1996.

         Selling expenses increased 42% in 1996 to $3.8 million from $2.7 million in 1995, and as a percentage of net sales, selling expenses remained unchanged at 6.4%. The changes were due primarily to the inclusion of a full year of ASC selling expenses in 1996 and increased payroll costs, freight costs and commissions related to the higher net sales volume.

         General and administrative expenses for the year ended December 31, 1996 increased 44% to $4.0 million from $2.8 million for 1995. As a percentage of net sales, general and administrative expenses increased slightly to 6.8% from 6.7% for 1995. A full year of ASC administrative expenses, higher payroll costs and higher professional fees related to investment banking activities were the primary areas of increased expenditures.

         Interest expense in 1996 decreased to $1.2 million as compared to $1.4 million for the comparable period of 1995 as a result of the lower amounts of interest bearing debt outstanding during the year partially offset by the inclusion of a full year of interest on ASC debt in 1996. Interest income in 1996 decreased from 1995 because of lower cash and cash equivalents on hand throughout the year.

         The Company's effective tax rate increased to 36.7% in 1996 compared to 32.1% in 1995, with both years reflecting state income tax credits related to the Company's location in a designated Revitalization Zone.

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

         General and administrative expenses for the year ended December 31, 1995 increased 48% to $2.8 million from $1.9 million for 1994. As a percentage of net sales, general and administrative expenses increased to 6.7% from 6.2% for 1994. The addition of ASC administrative expenses, higher salaries, insurance and bad debt expenses were partially offset by lower professional fees for legal and accounting fees required in 1994 related to the Company's new status as a publicly held corporation, which required more expenses for legal and accounting services. In 1995 the Company developed the experience to handle some of these needs in-house.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company has experienced rapid growth throughout its history, which has required substantial capital expenditures for manufacturing equipment and the corresponding financing of that equipment through the use of bank lines of credit, five-year notes payable to finance companies and capital leases. Cash generated by operations together with bank lines of credit have satisfied the short-term liquidity requirements of the Company over the past three years. The Company's short-term needs have included the financing of growth in receivables and inventory. Long-term requirements have been satisfied by cash from operations, five-year notes and capital leases. The Company believes that cash generated by operations, supplemented as necessary with funds expected to be available under the Company's credit agreement, will provide sufficient resources to meet present and reasonably foreseeable working capital requirements, debt service and other cash needs throughout the term of its credit agreement.

         The Company has a revolving line of credit agreement with a bank, expiring June 30, 1998, under which it may borrow up to $7.0 million to fulfill working capital requirements. Amounts drawn under the line are secured by all of the Company's assets, except certain property, plant and equipment where the bank's security interest is subordinated to the holder of the related equipment notes payable. The interest rate on this line is at the bank's prime rate or, at the Company's option, 1.2% above LIBOR for a specified period. The credit line requires the Company to comply with financial covenants regarding minimum levels of tangible net worth (which limits the payment of dividends), working capital and net income and certain financial ratios. The Company is currently in compliance with such covenants.

         Working capital decreased to $10.5 million at December 31, 1996, from $11.3 million at the end of 1995. As of December 31, 1996 the Company had cash and cash equivalents of $2.6 million. Accounts receivable and inventories increased 16% and 22%, respectively, from the December 31, 1995 levels because of the growth in the Company's business. The current portion of long-term debt increased from $3.6 million at the end of 1995 to $6.6 million in 1996 because of a one time $3.1 million payment due in December 1997 related to a mortgage on the Company's California facility. The Company expects to refinance this debt in 1997.

         Operating activities generated cash flows of $8.9 million in 1996 compared to $7.1 million and $3.6 million in 1995 and 1994, respectively. The increase from 1994 to 1995 related primarily to the growth in earnings before depreciation and increases in accounts payable and accrued liabilities from 1994 to 1995. The increase from 1995 to 1996 was a result of an increase in earnings partially offset by deposits made on equipment ordered in 1996 for delivery in 1997.

         Principal investing activities over the past three years have been capital expenditures for new PET bottle manufacturing equipment, new tube extrusion and heading lines, new tube printing equipment, new injection molding equipment and improvements to the Company's facilities. Total capital expenditures were $3.5 million, $7.6 million and $8.7 million in 1996, 1995 and 1994, respectively. In addition, $113,000 of machinery and equipment was added in 1996 through a capital lease agreement. The Company's net investment in the acquisition of a majority interest in ASC in 1995 required a cash investment of $3.4 million, from available cash reserves, and 82,500 shares of the Company's common stock. An additional investment of $0.5 million in cash and 163,000 shares of the Company's common stock was made in 1996 to acquire the remaining minority interest in ASC.

         In April 1994, the Company acquired its current facility from a related party through financing agreements aggregating $6.3 million. The financing agreements included an unsecured promissory note in the principal amount of $1.6 million, which was repaid in June 1995, and the assumption of an existing five-year note payable to a financial institution with a principal balance of approximately $4.7 million, bearing interest at 8.5% per annum. At the closing of the transaction, the Company paid $1 million to the financial institution to reduce the amount outstanding on the five-year note to $3.7 million. The note is payable in monthly installments of $39,000, including interest, plus a one time payment of approximately $3.1 million in December 1997.

         Financing activities used $5.8 million in 1996 for debt principal payments and the purchase of treasury stock. Such activities provided $1.9 million in 1995 as proceeds from new long-term debt were only partially offset by debt principal payments. Such activities consumed $3.8 million in 1994 as a result of debt principal payments in excess of borrowing.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and financial statement schedules required by
Item 8 of this Report are set forth in the index on page F-1, included elsewhere herein.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF  THE REGISTRANT

         At December 31, 1996, the directors and executive officers of the Company and their ages were as follows:

               Name                                  Age                        Position
               ----                                  ---                        --------
         Shahrokh "Shawn" Sedaghat                   31                         Chairman, President and Chief Executive
                                                                                     Officer and a Director
         Ronald W. Johnson                           48                         Vice President of Finance, Chief
                                                                                     Financial Officer, Secretary and a
                                                                                     Director
         Edward F. Csaszar                           45                         Vice President of Sales and Marketing
         Edward S. Dombroski                         53                         Vice President and General Manager
         Dennis Camara                               41                         Vice President of Operations,
                                                                                     Injection Molding
         Andreas Iseli                               38                         Vice President of Operations,
                                                                                     Tube Division
         Daniel E. Wieneke                           48                         President, American Safety Closure Corp.
         Dann V. Angeloff (1)                        60                         Director
         Robert H. King                              75                         Director
         Alfred E. Osborne, Jr., Ph.D. (2)           52                         Director

--------------------

          (1) Chairman of the Compensation Committee and Member of the Audit Committee.

          (2) Chairman of the Audit Committee and Member of the Compensation Committee.

         SHAHROKH "SHAWN" SEDAGHAT was elected Chairman and Chief Executive Officer of the Company in February 1995. Prior to that date he had been President of the Company since November 1992. From March 1985 to November 1992, Mr. Sedaghat held various positions with the Company including machine operator, assembly supervisor, molding supervisor, quality control manager and general manager.

         RONALD W. JOHNSON has been Vice President of Finance and Chief Financial Officer of the Company since November 1992. From July 1983 until joining the Company, he was employed by McDonnell Douglas Information Systems Company in various executive positions with various subsidiaries and divisions of such company, including Vice President of Finance and Administration of McDonnell Douglas Computer Systems Company, Vice President of Financial Planning and Analysis of McDonnell Douglas Information Systems Group and Vice President of Finance and Chief Financial Officer of Microdata Corporation. From 1978 to 1983 he was Corporate Controller and Chief Accounting Officer of Electronic Memories and Magnetics Corporation, and from 1972 to 1978 he was employed by Price Waterhouse. Mr. Johnson is a Certified Public Accountant.

         EDWARD F. CSASZAR became Vice President of Sales and Marketing of the Company in August 1993. Mr. Csaszar has served as President of General Kap Corporation, a company involved in the development and licensing of proprietary closures, since February 1986. From June 1988 to August 1993, he was the owner of Co-Pak Group, a manufacturer's representative for plastics manufacturers to the packaging industry.

         EDWARD S. DOMBROSKI has been Vice President and General Manager since October of 1994. From April 1993 to October 1994, he was the Company's Vice President of Quality and Graphic Arts. He joined the Company in March 1992 as a manufacturing manager. Prior to joining the Company he was employed by Peerless Tube Co. since 1970 where he worked as a plant manager until 1992 when he became Director of Manufacturing.

         DENNIS CAMARA has been Vice President of Operations, Injection Molding since May 1993. Prior to that, he was Plant Manager of the Closure Division from May 1991 to May 1993. Prior to joining the Company, Mr. Camara was employed by Witco Corporations (Plastics) from 1989 to 1991 as Production Manager where he directed activities of the manufacturing department. From 1986 to 1989 he was employed by Newport Plastics, Inc. as a plant manager. From 1976 to 1986, Mr. Camara was employed by JSN Industries as a Vice President of Manufacturing.

         ANDREAS ISELI has been Vice President of Operations, Tube Division since March 1993. Prior to that time, Mr. Iseli was the Company's Plant Manager, Tube Division from February 1990 to March 1993. Prior to joining the Company, Mr. Iseli was employed by Asia, Switzerland, a packaging machinery manufacturer, as Assistant Department Manager in Engineering from July 1987 to February 1990.

         DANIEL E. WIENEKE has been the President of the Company's American Safety Closure subsidiary since August 1995. Before joining SEDA, Mr. Wieneke served as Vice President of Operations for E.T. Brown Drug Company, Inc. He was previously a Vice President of Hayward Laboratories, a drug manufacturer. Prior to those positions, he served in senior management positions with Nestle-Lemur Company, Contract Packaging Corporation and Shield Packaging Company, where he was National Sales Manager.

         DANN V. ANGELOFF became a director of the Company in September 1993. Since 1976 Mr. Angeloff has been the President of The Angeloff Company, a corporate financial advisory firm. Mr. Angeloff serves on the Board of Directors of Compensation Resource Group, Eagle Lifestyle Nutrition, Inc., Leslie's Poolmart, Nicholas/Applegate Growth Equity Fund, Nicholas/Applegate Investment Trust, Public Storage, Ready Pac Produce, Inc. and Royce Medical Company. Mr. Angeloff is a former Trustee of the University of Southern California and is a University Counselor to the President of the University of Southern California.

         ROBERT H. KING became a director of the Company in February 1995. Mr. King has served as President of Consumer Marketing International, Inc., a consumer product marketing company, since 1984. From 1978 to 1984, he served as Chairman, President, Chief Executive Officer and Chief Operating Officer of World Book, Inc., a publisher of reference books. From 1968 to 1978, he served as President of Time-Life Libraries, Inc., a publishing subsidiary of Time-Life, Inc.

         ALFRED E. OSBORNE, JR., PH.D. became a director of the Company in November 1993. He currently serves as Associate Professor of Business Economics and as the Director of the Harold Price Center for Entrepreneurial Studies in the Anderson Graduate School of Management at UCLA, where he has held several management and teaching positions since 1972. Dr. Osborne currently serves on the Board of Directors of Greyhound Lines, Inc., Nordstrom, Inc., The Times Mirror Company and United States Filter Corporation. He has authored numerous articles, reports and other publications with respect to capital market issues confronting small and growing enterprises and is a member of the Council of Economic Advisors for California.

         All directors hold office until the next annual meeting of shareholders or until their successors are elected and qualified. Executive officers serve at the discretion of the Board of Directors. There are no family relationships between any of the directors or executive officers of the Company.

DIRECTORS' COMPENSATION

         In 1996, outside directors were entitled to: (i) an annual payment of $10,000, payable in equal quarterly installments of $2,500, (ii) $750 per meeting of the Board of Directors or any committee thereof that is attended in person, (iii) $500 per attended telephonic Board meeting, and (iv) $750 per Committee meeting for serving as a Committee Chairman. These amounts will increase by 20% in 1997.

         In addition, each new outside Board member is entitled to receive stock options exercisable for 15,000 shares at a per share price equal to the market price of the Company's Common Stock on the date such person becomes a member of the Board, such options vesting at the rate of 25% a year. For each year after the first year, an outside director may be granted additional options at the then-market price on the date of grant. The Company may change this policy in the future.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth certain summary information regarding compensation paid by the Company for services rendered during the fiscal years ended December 31, 1996, 1995 and 1994 to the Company's Chief Executive Officer and its most highly paid executive officers other than the Chief Executive Officer whose compensation exceeded $100,000 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                          Long-Term Compensation Awards
                                                                                        ---------------------------------
                                                                                         Restricted         Securities
                                        Annual Compensation           Other Annual          Stock           Underlying
Name and Principal Position     Year     Salary       Bonus           Compensation          Awards           Options
---------------------------     ----     ------       -----           ------------          ------           -------
Shawn Sedaghat                  1996     345,427     345,000            15,336 (1)            --                  --
   Chairman, President          1995     300,150(2)  125,000            17,796 (1)            --             250,000
   and Chief Executive          1994     193,167      60,000            11,550 (1)            --              60,000
   Officer

Edward F. Csaszar               1996     207,150          --            10,275 (1)            --                  --
   Vice President of Sales      1995     174,821          --            10,256 (1)            --              15,000
   and Marketing                1994     150,123       5,000             9,600 (1)            --               2,000

Edward S. Dombroski             1996     100,200      25,000             5,153 (1)            --                  --
   Vice President and           1995      98,153      25,000             6,155 (1)            --              15,000
   General Manager              1994      86,634       5,000             5,152 (1)            --               5,000

Andreas Iseli                   1996     142,300          --             7,338 (1)            --                  --
   Vice President Operations,   1995      92,049          --             7,509 (1)            --              15,000
   Tube Division                1994      68,769          --             6,534 (1)            --               4,000

Ronald W. Johnson               1996     105,200      50,000             8,319 (1)            --                  --
   Vice President of Finance,   1995     100,259      40,000             7,093 (1)            --              15,000
   Chief Financial Officer and  1994     100,415      30,000             1,200 (1)            --               5,000
   Secretary

Daniel E. Wieneke               1996     227,019      10,000            10,800 (1)            --                 500
   President of American        1995      71,388(3)       --             4,000 (1)            --               2,000
   Safety Closure Corp.         1994          --          --               --                 --                  --

--------------------

         (1) Primarily represents automobile expenses or allowances paid by the Company.

         (2) Shawn Sedaghat was elected Chairman of the Board and Chief Executive Officer effective February 28, 1995. He also retained the tile of President.

         (3)      Mr. Wieneke joined the Company in August 1995.

OPTION GRANTS, EXERCISES AND YEAR END VALUES

         The following stock options were granted by the Company to the Named Executive Officers during the fiscal year ended December 31, 1996.

              OPTION GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 1996


                                                                                             Potential Realizable
                                                                                           Value at Assumed Annual
                               Number of     Percent of                                        Rates of Stock
                              Securities   Total Options                                    Price Appreciation for
                              Underlying     Granted to  Exercise or                             Option Term (1)
                               Options      Employees in  Base Price                       -----------------------
Name                          Granted (2)    Fiscal Year  Per Share   Expiration Date          5%             10%
----                          -----------    -----------  ---------   ---------------          --             ---
Shawn Sedaghat                    --             --           --                  --            --            --

Edward F. Csaszar                 --             --           --                  --            --            --

Edward S. Dombroski               --             --           --                  --            --            --

Andreas Iseli                     --             --           --                  --            --            --

Ronald W. Johnson                 --             --           --                  --            --            --

Daniel E. Wieneke                500           100%        $19.50    October 22, 2001        $2,694         $5,952

--------------------
         (1) The dollar amounts under these columns are the result of calculations at the 5% and 10% annual rates of stock appreciation prescribed by the Securities and Exchange Commission and are not intended to forecast possible future appreciation, if any, of the Company's stock price. No gain to the optionees is possible without an increase in the price of the Company's stock, which will benefit all shareholders commensurately.

         (2) For a description of the terms of such options, see "Stock Option Plan".

    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES


                                                                         Number of
                                                                         Securities                   Value of
                                                                         Underlying                 Unexercised
                                                                         Unexercised                In-the-Money
                                                                           Options at                 Options at
                                                                       December 31, 1996          December 31, 1996
                                                                       ----------------           -----------------
                                    Shares Acquired       Value          Exercisable /              Exercisable /
Name                                 On Exercise         Realized       Unexercisable(1)          Unexercisable (2)
----                                 -----------         --------       ----------------          -----------------
Shawn Sedaghat                             0                --               545,000 / 0            $2,764,500 / $0

Edward F. Csaszar                          0                --            24,000 / 8,000         $113,344 / $41,844

Edward S. Dombroski                        0                --            17,250 / 8,750          $81,844 / $44,844

Andreas Iseli                              0                --            18,000 / 8,500          $85,594 / $43,844

Ronald W. Johnson                          0                --            26,250 / 8,750         $122,344 / $44,844

Daniel E. Wieneke                          0                --             1,125 / 1,375            $6,500 / $6,500

--------------------

         (1) For a description of the terms of such options, see "Stock Option Plan."

         (2) Based on a price per share of $16.50, which was the price of a share of Common Stock as quoted on the Nasdaq Stock Market at the close of business on December 31, 1996.

STOCK OPTION PLAN

         A total of 1,000,000 shares of the Company's Common Stock has been reserved for issuance under the Company's 1993 Incentive Stock Option Plan and Nonstatutory Stock Option Plan, as amended (the "Option Plan"), which expires by its own terms in 2003. A total of 807,000 options were outstanding at December 31, 1996, 775,000 of which had been granted to executive officers and directors of the Company. The total options outstanding at December 31, 1996 are exercisable at the following prices:

             Price            Shares                              Price           Shares
             -----            ------                              -----           ------
            $10.00           237,000                             $12.31          180,000
             11.1875         125,000                              12.50           36,000
             11.96            70,000                              13.75           60,000
             12.00            83,500                              14.00           15,000
                                                                  19.50              500

         The Option Plan provides for the grant of "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified stock options to employees, officers, directors and consultants of the Company. Incentive stock options may be granted only to employees. The Option Plan is administered by a committee appointed by the Board, which determines the terms of options granted, including the exercise price, the number of shares subject to the option, and the option's exercisability.

         The exercise price of all options granted under the Option Plan must be at least equal to the fair market value of such shares on the date of grant. The maximum term of options granted under the Option Plan is ten years. With respect to any participant who owns stock representing more than 10% of the voting rights of the Company's outstanding capital stock, the exercise price of any option must be at least equal to 110% of the fair market value on the date of grant.

LIMITATION OF LIABILITY AND INDEMNIFICATION MATTERS

         The Company's Certificate of Incorporation limits the liability of its directors for monetary damages arising from a breach of their fiduciary duty as directors, except to the extent otherwise required by Delaware law. Such limitation of liability does not affect the availability of equitable remedies such as injunctive relief or recession.

         The Company's Bylaws provide that the Company shall indemnify its directors and officers to the fullest extent permitted by Delaware law, including circumstances in which indemnification is otherwise discretionary under Delaware law. The Company has also entered into indemnification agreements with its officers and directors containing provisions which are in some respects broader than the specific indemnification provisions contained in Delaware General Corporation Law. The agreements may require the Company, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers (other than liabilities arising from willful misconduct of a culpable nature), to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified, and to obtain directors' and officers' insurance if available on reasonable terms.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 14, 1997 by (i) each person known by the Company to own beneficially 5% or more of the Common Stock, (ii) each current director of the Company, (iii) each of the Named Executive Officers and (iv) all current directors and executive officers as a group.

                                                      Shares
                                                   Beneficially
         Name and Address (1)                        Owned (2)             Percent Owned
         --------------------                        ---------             -------------
         Shapour and Pamela Sedaghat,                2,185,967                 41.5%
             as joint tenants
         Shawn Sedaghat (3)                          1,609,133                 27.7%
         Edward F. Csaszar (4)                          35,750                     *
         Edward S. Dombroski (5)                        17,250                     *
         Andreas Iseli (6)                              26,750                     *
         Ronald W. Johnson (5)                          30,000                     *
         Daniel E. Wieneke (5)                           1,125                     *
         Dann V. Angeloff (7)                           35,000                     *
         Alfred E. Osborne, Jr (7)                      36,000                     *
         Robert H. King (5)                             11,250                     *

         All Directors and Executive
            Officers as a Group (10 persons) (8)     1,822,508                 30.4%

         Fidelity Capital Appreciation Fund            327,000                  6.2%
         82 Devonshire Street
         Boston, MA 02109

         Verissimo Research & Management, Inc.         282,700                  5.4%
         775 Baywood Drive
         Petaluma, CA 94954

--------------------

          *       Less than one percent.

         (1) Each of such persons may be reached through the Company at 2501 West Rosecrans Boulevard, Los Angeles, California 90059 unless otherwise stated

         (2) The persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by such person, subject to applicable community property laws.

         (3) Includes 545,000 shares issuable pursuant to stock options exercisable within 60 days of March 14, 1997.

         (4) Includes 27,750 shares issuable pursuant to stock options exercisable within 60 days of March 14, 1997.

         (5) Represents shares issuable pursuant to stock options exercisable within 60 days of March 14, 1997.

         (6) Includes 21,750 shares issuable pursuant to stock options exercisable within 60 days of March 14, 1997

         (7) Includes 30,000 shares issuable pursuant to stock options exercisable within 60 days of March 14, 1997.

         (8) Includes 734,375 shares issuable pursuant to stock options exercisable within 60 days of March 14, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND CERTAIN TRANSACTIONS

         Pacific Atlantic Brokerage, Inc. ("Pacific Atlantic"), a corporation majority owned by Shawn Sedaghat, provides freight forwarding services to the Company. The cost of these services provided by Pacific Atlantic to the Company and charged to operations amounted to $1,243,000 in 1996. The Company's Audit Committee periodically reviews the freight forwarding services and terms under which those services are provided to the Company by Pacific Atlantic. To the extent that such freight forwarding services are not competitive in terms of price and otherwise with those that could be obtained from independent sources, the Committee would consider modifying the relationship accordingly or associating with another freight forwarding company. As of December 31, 1996, the Company owed $90,000 to Pacific Atlantic. The Company believes that the terms of the transactions referenced in this section were on terms as favorable to the Company as would have been received in transactions negotiated at arms-length.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)  Financial Statements, Schedules and Exhibits.

              (1) Financial Statements filed as part of this Report are set forth in the "Index to Financial Statements" on page F-1 of this Report.

              (2) The Financial Statement Schedules as set forth in the "Index to Financial Statements" on page F-1 of this Report are filed as part of this Report.

              (3)  The following Exhibits are filed as part of this Report.

                Exhibit
                Number                               Exhibits
                ------                               --------
                 2.1***    Restated Agreement and Plan of Merger between the Registrant and American Safety Closure Corp.
                           dated as of January 5, 1995, and amendments to date
                 2.1.1***  Amendments to Restated Agreement of Merger dated
                           August 21, 1995, December 15, 1995, March 19, 1996
                           and May 24, 1996
                 3.1*      Certificate of Incorporation of the Registrant
                 3.2*      Bylaws of the Registrant
                 4.1**     Specimen Common Stock Certificate of the Registrant
                10.1**     1993 Incentive  Stock Option Plan and  Nonstatutory  Stock Option Plan, as amended,  and Form of
                           Stock Option Agreement
                10.5**     Form of Indemnification Agreement
                10.6**     Form of Representatives' Warrant
                10.13**    Agreement dated February 18, 1993, by and between the Registrant and Tube Tech Corporation
                10.15**    Tube Tech Stock Transfer Agreement dated as of July 1, 1993, by and between Shapour Sedaghat and the Registrant
                10.17      Credit Agreement dated June 27, 1996, between the Registrant and Union Bank, as amended
                10.18***   Articles of Agreement by and between Arpak  Plastics,  Inc. and Teamsters  Local 687,  effective
                           January 1 ,1996
                11.1       Computation of per share earnings
                21.1       List of subsidiaries
                23.1       Consent of Independent Accountants, Price Waterhouse LLP
                24.1       Power of Attorney - contained in the Signatures section of this Report

--------------------

          * Incorporated by reference to, and all such Exhibits have the corresponding Exhibit number filed as part of the Registrant's Form 10-K for the year ended December 31, 1994, filed with the SEC on March 29, 1995.

         ** Incorporated by reference to, and all such Exhibits have the corresponding Exhibit number filed as part of the Registrant's Registration Statement on Form S-1 (File No. 33-68706) and Amendments No. 1 and 2 filed with the SEC on September 13, 1993, October 19, 1993 and October 21, 1993, respectively.

        *** Incorporated by reference to, and all such Exhibits have the corresponding Exhibit number filed as part of the Registrant's Registration Statement on Form S-4 (File No. 33-93248) and Amendments No. 1, 2, 3 and 4 filed with the SEC on June 8, 1995, January 18, 1996, March 29, 1996, May 17, 1996 and June 6, 1996,
                respectively.


         (b)    Reports on Form 8-K:

                Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      SEDA SPECIALTY PACKAGING CORP.


                                      By         /s/  Shawn Sedaghat
                                        ---------------------------------------
                                            Shawn Sedaghat
                                            Chairman of the Board, President and
                                            Chief Executive Officer

Date:  March 28, 1997

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

                   Signature                                     Title                                         Date
                   ---------                                     -----                                         ----



           /s/  SHAWN SEDAGHAT                       Chairman of the Board, President,                     March 28, 1997
-------------------------------------------          and Chief Executive Officer
              Shawn Sedaghat                         (Principal Executive Officer)


         /s/  RONALD W. JOHNSON                      Vice President of Finance and Secretary               March 28, 1997
-------------------------------------------          (Principal Financial Officer and Principal
            Ronald W. Johnson                        Accounting Officer) and Director


         /s/  DANN V. ANGELOFF                       Director                                              March 28, 1997
-------------------------------------------
            Dann V. Angeloff


                                                     Director                                              March   , 1997
-------------------------------------------
             Robert H. King


        /s/  ALFRED E. OSBORNE, JR.                  Director                                              March 28, 1997
-------------------------------------------
           Alfred E. Osborne, Jr

SEDA SPECIALTY PACKAGING CORP.
INDEX TO FINANCIAL STATEMENTS



FINANCIAL STATEMENTS:                                                                                          PAGE
                                                                                                               ----
         Report of Independent Accountants                                                                      F-2

         Consolidated Balance Sheet at December 31, 1996 and 1995                                               F-3

         Consolidated Statement of Income for the three years ended December 31, 1996                           F-4

         Consolidated Statement of Stockholders' Equity for the three years ended December 31, 1996             F-5

         Consolidated Statement of Cash Flows for the three years ended December 31, 1996                       F-6

         Notes to Consolidated Financial Statements                                                             F-7


         FINANCIAL STATEMENT SCHEDULES:

         For the three years ended December 31, 1996:

                     II - Valuation and Qualifying Accounts                                                     F-15

         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Stockholders of
SEDA Specialty Packaging Corp.

In our opinion, the consolidated financial statements listed in the accompanying index on page F-1 present fairly, in all material respects, the financial position of SEDA Specialty Packaging Corp. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PRICE WATERHOUSE LLP
Costa Mesa, California
February 19, 1997

SEDA SPECIALTY PACKAGING CORP. & Subsidiaries
CONSOLIDATED BALANCE SHEET

                                                                                             December 31,
                                                                                     ----------------------------
(In thousands)                                                                         1996                1995
                                                                                     --------            --------
Assets
    Current assets:
       Cash and cash equivalents                                                     $  2,628            $  3,508
       Accounts receivable, less allowance for doubtful accounts
          of $380 and $424 at December 31, 1996 and 1995                               10,477               9,022
       Inventories (Note 4)                                                             8,698               7,158
       Prepaid expenses and other current assets                                        1,083                 743
       Deferred income taxes (Note 7)                                                   1,880               1,120
                                                                                     --------            --------
          Total current assets                                                         24,766              21,551
    Property, plant and equipment, net (Note 5)                                        45,322              43,342
    Other assets (Note 6)                                                               4,115                 989
                                                                                     --------            --------
                                                                                     $ 74,203            $ 65,882
                                                                                     ========            ========

Liabilities and Stockholders' Equity
    Current liabilities:
       Accounts payable                                                              $  5,024            $  3,838
       Income taxes payable (Note 7)                                                     --                   650
       Accrued liabilities                                                              2,159               1,718
       Current portion of long-term debt (Note 8)                                       6,616               3,582
       Current portion of obligations under capital leases (Note 9)                       514                 493
                                                                                     --------            --------
          Total current liabilities                                                    14,313              10,281
    Line of credit (Note 8)                                                               950               1,520
    Long-term debt (Note 8)                                                             5,982              12,453
    Obligations under capital leases (Note 9)                                             349                 805
    Deferred income taxes (Note 7)                                                      7,569               3,708
                                                                                     --------            --------
          Total liabilities                                                            29,163              28.767
                                                                                     --------            --------
    Commitments and contingencies (Note 9)

    Minority interest in consolidated subsidiary (Note 3)                                --                   301
                                                                                     --------            --------
    Stockholders' equity (Note 10):
       Preferred stock, $0.001 par value, 10,000 shares authorized
          none outstanding                                                               --                  --
       Common stock, $0.001 par value, 30,000 shares authorized,
          5,261 and 5,098 shares issued and outstanding at
          December 31, 1996 and 1995                                                        5                   5
       Capital in excess of par value                                                  29,723              26,983
       Retained earnings                                                               16,716               9,967
       Treasury stock, 96 and 13 shares at December 31, 1996 and 1995                  (1,404)               (141)
                                                                                     --------            --------
          Total stockholders' equity                                                   45,040              36,814
                                                                                     --------            --------
                                                                                     $ 74,203            $ 65,882
                                                                                     ========            ========







See accompanying notes to consolidated financial statements

SEDA SPECIALTY PACKAGING CORP. & Subsidiaries
CONSOLIDATED STATEMENT OF INCOME

                                                                                                   Year Ended December 31,
                                                                                       --------------------------------------------
(In thousands, except  per share data)                                                   1996              1995              1994
                                                                                       --------          --------          --------
Net sales                                                                              $ 59,445          $ 41,676          $ 30,400
Cost of sales                                                                            39,885            28,895            18,441
                                                                                       --------          --------          --------
Gross profit                                                                             19,560            12,781            11,959
Selling expenses (Note 11)                                                                3,807             2,675             2,164
General and administrative expenses                                                       4,032             2,795             1,893
                                                                                       --------          --------          --------
    Income from operations                                                               11,721             7,311             7,902
Interest expense                                                                          1,164             1,422               987
Interest income                                                                            (113)             (167)             (273)
Other (income) expense                                                                     --                 (30)               80
                                                                                       --------          --------          --------
     Income before income taxes                                                          10,670             6,086             7,108
Provision for income taxes                                                                3,921             1,951             2,266
                                                                                       --------          --------          --------
    Net income                                                                         $  6,749          $  4,135          $  4,842
                                                                                       ========          ========          ========
Earnings per common and common equivalent share                                        $   1.25          $   0.82          $   0.94
                                                                                       ========          ========          ========
Weighted average number of common and common equivalent shares                            5,378             5,061             5,147
                                                                                       ========          ========          ========



See accompanying notes to consolidated financial statements

SEDA SPECIALTY PACKAGING CORP. & Subsidiaries
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                           Preferred Stock      Common Stock   Capital in
                                           ----------------   ----------------  Excess of  Retained    Treasury
(In thousands)                             Shares    Amount    Shares   Amount  Par Value  Earnings     Stock     Total
-----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1993                    -         -     5,000     $  5   $26,085    $   990         -   $27,080
Exercise of stock options                       -         -        15        -        150         -         -       150
Tax benefit from stock option plan              -         -         -        -         98         -         -        98
Net income                                      -         -         -        -          -     4,842         -     4,842
                                          -----------------------------------------------------------------------------
Balance at December 31, 1994                    -         -     5,015        5     26,333     5,832         -    32,170
Common stock issued for ASC acquisition         -         -        83        -        650         -         -       650
Purchase of 13 treasury shares                  -         -         -        -          -         -   $  (141)     (141)
Net income                                      -         -         -        -          -     4,135         -     4,135
                                          -----------------------------------------------------------------------------
Balance at December 31, 1995                    -         -     5,098        5     26,983     9,967      (141)   36,814
Common stock issued for ASC acquisition         -         -       163        -      2,740         -         -     2,740
Purchase of 83 treasury shares                  -         -         -        -          -         -    (1,263)   (1,263)
Net income                                      -         -         -        -          -     6,749         -     6,749
                                          -----------------------------------------------------------------------------
Balance at December 31, 1996                    -         -     5,261     $  5    $29,723   $16,716   $(1,404)  $45,040
                                          =============================================================================






See accompanying notes to consolidated financial statements

SEDA SPECIALTY PACKAGING CORP. & Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                            Year Ended December 31,
                                                                                     ----------------------------------
(In thousands)                                                                           1996         1995         1994
-----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net income                                                                       $  6,749     $  4,135     $  4,842
                                                                                     ----------------------------------
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                    5,004        3,757        2,281
       Change in provision for losses on accounts receivable                              (44)         112          (50)
       Deferred income taxes                                                            1,677          578          933
       Change in assets and liabilities before effect of ASC acquisition:
          Accounts receivable                                                          (1,411)      (2,412)        (921)
          Inventory                                                                    (1,540)      (1,716)      (1,591)
          Prepaid expenses and other current assets                                        12          482         (706)
          Other assets                                                                 (2,199)         474         (286)
          Accounts payable                                                              1,186          993         (620)
          Income taxes                                                                   (997)         650            -
          Accrued liabilities                                                             441           10         (246)
                                                                                     ----------------------------------
    Total adjustments                                                                   2,129        2,928       (1,206)
                                                                                     ----------------------------------
      Net cash provided by operating activities                                         8,878        7,063        3,636
                                                                                     ----------------------------------
Cash flows from investing activities:
    Acquisition of ASC (Note 3)                                                          (459)      (3,449)        (102)
    Capital expenditures                                                               (3,481)      (7,616)      (8,720)
                                                                                     ----------------------------------
      Net cash used in investing activities                                            (3,940)     (11,065)      (8,822)
                                                                                     ----------------------------------
Cash flows from financing activities:
    Proceeds from lines of credit                                                         950        1,520            -
    Repayments of lines of credit                                                      (1,520)      (1,480)      (1,000)
    Exercise of stock options                                                               -            -          248
    Purchase of treasury stock                                                         (1,263)        (141)           -
    Proceeds from issuance of long-term debt                                                -        6,700        5,494
    Payment of note payable to principal stockholder (Note 11)                              -       (1,600)           -
    Principal payments of long-term debt and capital lease obligations                 (3,985)      (3,074)      (8,545)
                                                                                     ----------------------------------
      Net cash provided by (used in) financing activities                              (5,818)       1,925       (3,803)
                                                                                     ----------------------------------
Net decrease in cash and cash equivalents                                                (880)      (2,077)      (8,989)
Cash and cash equivalents at beginning of year                                          3,508        5,585       14,574
                                                                                     ----------------------------------
Cash and cash equivalents at end of year                                             $  2,628     $  3,508     $  5,585
                                                                                     ==================================
Other cash flow information:
    Cash paid during the year for interest                                           $  1,197     $  1,380     $  1,004
    Cash paid during the year for taxes on income                                    $  3,242     $    607     $  1,512
Non cash investing and financing activities:
    Common stock issued for the acquisition of ASC                                   $  2,740     $    650     $      -
    Facility acquired through financing agreements                                   $      -     $      -     $  6,328
    Machinery and equipment obtained through capital lease                           $    113     $      -     $      -






See accompanying notes to consolidated financial statements

SEDA SPECIALTY PACKAGING CORP. & Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY

SEDA Specialty Packaging Corp. ("SEDA") manufactures plastic closures, containers and custom packaging products using injection molding, extrusion and stretch-blow molding processes; decorates many of those products using offset printing, hot stamping and labeling processes; and sells its products at wholesale prices to customers primarily in the personal care, pharmaceutical, food and beverage, and household and industrial chemical industries. On June 22, 1995, SEDA acquired a majority interest in American Safety Closure Corp. ("ASC"), and on July 15, 1996, SEDA acquired the remaining outstanding common stock of ASC (Note 3).


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The consolidated financial statements include the accounts of SEDA and its wholly-owned subsidiaries (Note 3). The consolidated entity is referred to as "the Company" in the accompanying consolidated financial statements. All material intercompany transactions and balances are eliminated in consolidation. The consolidated financial statements include amounts that are based on management's best estimates and judgments. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain reclassifications have been made for consistent presentation.

REVENUE RECOGNITION - Revenue is recognized as product is shipped to customers.

CASH AND CASH EQUIVALENTS - For purposes of the statement of cash flows, the Company considers all short-term, highly liquid investments with original maturities of three months or less to be cash equivalents. The Company's investment portfolio at December 31, 1996 consisted of short-term investment funds which are included in the Company's cash and cash equivalents. The cost which equaled fair market value of such securities at December 31, 1996 and 1995 was $2,237,000 and $3,156,000, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amount of cash, cash equivalents and accounts receivable approximate fair value because of the short maturity of these investments. The carrying amount of the Company's long-term obligations approximate fair value based upon the current rates offered to the Company for obligations of the same remaining maturities.

CONCENTRATION OF CREDIT RISK - Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of trade receivables. This risk is limited by the Company's large number of customers and their dispersion, both geographically and across many industry lines. Sales to one customer amounted to $6,407,000 (11% of net sales) in the year ended December 31, 1996 and sales to a different customer amounted to $3,396,000 (11% of net sales) in the year ended December 31, 1994. There were no individual customers that represented over 10% of net sales for the year ended December 31, 1995. One customer represented 15% and 16% of trade accounts receivable at December 31, 1996 and 1995, respectively.

INVENTORIES - Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method.

PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property, plant and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are relieved, and any resulting gain or loss is recognized. Depreciation is computed on the straight-line method over the estimated useful lives of the assets. The useful life for buildings is 40 years and the useful lives range from 7 to 15 years for machinery and equipment, 3 to 7 years for molds and transportation equipment and 5 to 7 years for furniture and office equipment. Leasehold improvements are amortized over the lesser of the useful life of the related asset or the remaining lease term.

GOODWILL - The excess of the purchase price over the fair market value of identifiable net assets of ASC acquired in 1996 is being amortized using the straight-line method over 10 years (Note 3). Periodically, the Company evaluates the recoverability of intangibles based on estimated undiscounted future cash flows from operating activities compared with the carrying value of the intangibles.

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE - Earnings per common and common equivalent share is calculated using the weighted average number of common shares outstanding and equivalent common shares derived from the inclusion of dilutive stock options and warrants.

ACCOUNTING FOR STOCK-BASED COMPENSATION - Pursuant to the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. Accordingly, no compensation cost for stock options has been recorded because the exercise price of all options granted by the Company was equal to or greater than the fair market value of the underlying shares on the date of grant (Note 10).


NOTE 3 - ACQUISITION OF AMERICAN SAFETY CLOSURE CORP.

Effective June 22, 1995, SEDA acquired a majority interest in American Safety Closure Corp. ("ASC") pursuant to a Merger Agreement dated January 5, 1995, as amended. During 1995, the Company acquired approximately 86% of ASC's outstanding common stock in exchange for $3,551,000 in cash and 82,500 shares of SEDA common stock (valued at $7.875 per share, the fair value at July 5, 1995) which had an aggregate value of $650,000. Effective July 15, 1996, SEDA acquired the remaining outstanding common stock of ASC as contemplated in the Merger Agreement, as amended. The transaction has been reflected in the accompanying consolidated financial statements using the purchase method of accounting. The cost of the acquisition of the minority interest in 1996 was $459,000 in cash and 163,638 shares of SEDA common stock with an aggregate value of $2,740,000 (valued at $16.75 per share, the fair value at July 15, 1996), bringing the total cost of the acquisition of ASC to $4,010,000 in cash and $3,390,000 for 246,138 shares of SEDA common stock. The cost of the acquisition has been allocated to the assets acquired and the liabilities assumed based upon their estimated fair values. ASC's results of operations have been included in the Company's consolidated results since June 22, 1995. A summary of the cumulative purchase price allocation as reflected in the accompanying financial statements is as follows:

(In thousands)
Net working capital deficit                                 $(1,943)
Property, plant and equipment                                10,286
Deferred income taxes                                         (782)
Other assets                                                    222
Long-term debt                                               (1,403)
Goodwill                                                      1,020
                                                            -------
Total investment                                            $ 7,400
                                                            =======


The following table presents the unaudited pro forma results of operations as if SEDA had acquired ASC at the beginning of each respective year presented. The pro forma information for the year ended December 31, 1995, combines the Company's consolidated results of operations for that period with the unaudited results of ASC for the period January 1, 1995 to June 22, 1995, since ASC results for the period June 22, 1995 to December 31, 1995, are already reflected in the Company's consolidated results. The pro forma information gives effect to certain pro forma adjustments, such as additional depreciation and amortization. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition actually been made as of those dates or of results which may occur in the future.

                                                                December 31,
                                                           --------------------
(In thousands except per share data)                          1996         1995
                                                           -------      -------
                                                                (Unaudited)
Net sales                                                  $59,445      $45,748
Net income                                                   6,547        3,294
Earnings per common and common equivalent share               1.20         0.63


NOTE 4 - Inventories

                                                                December 31,
                                                           --------------------
(In thousands)                                                1996         1995
                                                           -------      -------
Finished goods                                             $ 3,122      $ 2,771
Work-in-process                                              1,667        1,845
Raw materials                                                3,909        2,542
                                                           -------      -------
                                                           $ 8,698      $ 7,158
                                                           =======      =======

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

                                                                December 31,
                                                          ---------------------
(In thousands)                                                1996         1995
                                                          --------     --------
Land                                                      $  2,847     $  2,727
Buildings and improvements                                   6,931        6,071
Machinery and equipment                                     42,471       38,427
Molds                                                        8,090        6,492
Furniture and office equipment                                 650          484
Transportation equipment                                       289          185
                                                          --------     --------
                                                            61,278       54,386
Less accumulated depreciation                              (15,956)     (11,044)
                                                          --------     --------
                                                          $ 45,322     $ 43,342
                                                          ========     ========


Property under capital lease, primarily machinery and equipment included above, aggregated $2,877,000 at December 31, 1996 and $2,499,000 at December 31, 1995.
Included in accumulated depreciation are amounts related to property under capital lease of $929,000 and $706,000 at December 31, 1996 and 1995, respectively. Depreciation expense charged to operations was $4,912,000, $3,746,000 and $2,281,000 in 1996, 1995 and 1994, respectively, which included
$223,000, $171,000 and $152,000, respectively, pertaining to property under capital lease.


NOTE 6 - OTHER ASSETS

                                                                              December 31,
                                                                         --------------------
(In thousands)                                                              1996         1995
                                                                         -------     --------
Equipment deposits                                                       $ 2,596     $    448
Goodwill, net of $51,000 accumulated amortization (Note 3)                   969            -
Patents and other intangibles, net of $72,000 and
     $31,000 accumulated amortization                                        146          187
Deferred acquisition costs (Note 3)                                            -          175
Investment in Tube Tech (Note 11)                                            105          105
Other                                                                        299           74
                                                                         -------     --------
                                                                         $ 4,115     $    989
                                                                         =======     ========


NOTE 7 - INCOME TAXES

The Company's provision for income taxes for the three years ended December 31, 1996 is comprised of the following:

(In thousands)                                   1996         1995         1994
                                              -------      -------      -------
Current tax expense:
Federal                                       $ 2,098      $ 1,127      $ 1,233
State                                             146          253           24
                                              -------      -------      -------
Total current                                   2,244        1,380        1,257
                                              -------      -------      -------
Deferred tax expense:
Federal                                         1,533        1,005        1,105
State                                             144         (434)        (194)
                                              -------      -------      -------
Total deferred                                  1,677          571          911
                                              -------      -------      -------
Tax benefit from stock option plan                  -            -           98
                                              -------      -------      -------
Total provision for income taxes              $ 3,921      $ 1,951      $ 2,266
                                              =======      =======      =======

Deferred tax liabilities (assets) are comprised of the following at December 31:

(In thousands)                                   1996         1995         1994
                                              -------      -------      -------
Property, plant & equipment                   $ 8,119      $ 4,472      $ 3,677
Revitalization Zone tax credits                (1,400)      (1,264)        (643)
Inventory valuation                              (572)        (383)        (352)
Accounts receivable valuation                    (153)        (120)         (80)
Other                                            (305)        (117)          45
                                              -------      -------      -------
                                              $ 5,689       $2,588      $ 2,647
                                              =======       ======      =======

The Company records the benefit of Revitalization Zone tax credits in the year earned; such credits begin expiring in the years 2009 and 2010.

The provision for income taxes differs from the amount of income tax determined by applying the applicable US statutory income tax rate to income before income taxes as a result of the following differences:

(In thousands)                                   1996         1995         1994
                                              -------      -------      -------
Federal tax computed at statutory rate        $ 3,628      $ 2,069      $ 2,417
State taxes, net of federal benefit               779          374          437
Revitalization Zone tax credits                  (807)        (923)        (764)
Other                                             321          431          176
                                              -------      -------      -------
Total provision for income taxes              $ 3,921      $ 1,951      $ 2,266
                                              =======      =======      =======

NOTE 8 - DEBT

BANK CREDIT AGREEMENT - On June 27, 1996, the Company modified its credit agreement with a bank which provides financing of up to $21.7 million, consisting of a $14.7 million term loan commitment for equipment financing ("equipment term loans - bank") and a $7 million revolving line of credit. The agreement expires June 30, 1998. All amounts borrowed under the revolving line of credit are due and payable upon expiration. As of December 31, 1996 $950,000 was outstanding under the revolving line of credit. Term loans are to be repaid over periods of up to five years. The term loans and line of credit are collateralized by a general first priority lien on all the assets of the Company except certain property, plant and equipment where the bank's security interest is subordinated to the holders of the Company's building and equipment notes payable. The term loan amount available to the Company at December 31, 1996, for additional borrowing was $6 million.

Interest on the revolving line of credit is payable monthly at an annual rate equal to the bank's prime rate or, at the Company's option, 1.2% above the London Interbank Offered Rate (LIBOR). At December 31, 1996, the interest rate in effect was 8.5%. Interest on the term loans is at varying rates, at the Company's option, from 1.5% to 1.75% above the bank's certificate of deposit rate or LIBOR for an agreed-upon time period.

The Company must comply with covenants set forth in the agreement which require, among other restrictions, that the Company maintain minimum levels of tangible net worth (which limits the payment of dividends), working capital and net income and certain minimum financial ratios and that the Company restrict the incurrence of additional debt without the bank's consent. The Company was in compliance with such covenants at December 31, 1996.

LONG-TERM DEBT - Long-term debt is comprised of the following (average rate refers to the weighted average interest rate in effect for each debt category at December 31, 1996):

                                                                     December 31,
                                                                ---------------------
(In thousands)                                                      1996         1995
                                                                --------     --------
Building mortgages                  (average rate - 8.4%)       $  4,263     $  4,550
Equipment term loans - bank         (average rate - 7.1%)          7,378        9,816
Equipment notes - other             (average rate - 8.4%)            629        1,355
Other long-term debt                (average rate - 5.0%)            328          314
                                                                --------     --------
                                                                  12,598       16,035
Less current portion                                              (6,616)      (3,582)
                                                                --------     --------
                                                                $  5,982     $ 12,453
                                                                ========     ========

The mortgages, notes and other long-term debt are payable to banks, other financial companies and government agencies in monthly installments through October 2003, currently approximating $347,000 plus a payment in December 1997 of $3.1 million on one of the building mortgages. The building mortgages are secured by land and buildings with a net book value at December 31, 1996 of $9,132,000; the equipment term loans - bank are secured as discussed above; and the equipment notes - other are secured by equipment with a net book value of $1,879,000 at December 31, 1996. Aggregate maturities of long-term debt over the next five years are as follows:

(In thousands)
1997                                                                  $   6,616
1998                                                                      2,660
1999                                                                      2,163
2000                                                                        684
2001                                                                        156
After 2001                                                                  319
                                                                      ---------
                                                                      $  12,598
                                                                      =========

NOTE 9 - COMMITMENTS AND CONTINGENCIES

LEASES - The Company leases certain machinery and equipment under capital and operating leases expiring in various years through 1999. The Company incurred $115,000, $96,000, and $222,000 in operating lease expense during the years ended December 31, 1996, 1995 and 1994, respectively. Generally, the Company's capital leases include purchase options at the end of the lease term. Minimum lease commitments under non-cancelable leases at December 31, 1996, are as follows:

                                                          Capital    Operating
(In thousands)                                             Leases       Leases
                                                        ---------    ---------
1997                                                    $     559    $     200
1998                                                          311          104
1999                                                           53            -
                                                        ---------    ---------
Total minimum lease payments                                  923    $     304
                                                                     =========
Less amount representing interest                             (60)
                                                        ---------
Present value of minimum lease payments                       863
Less current portion                                         (514)
                                                        ---------
                                                        $     349
                                                        =========

NOTE 10 - STOCKHOLDERS' EQUITY

UNDERWRITERS' WARRANTS - The Company issued warrants to the underwriters of its initial public offering in 1993, exercisable until October 1997, to purchase 150,000 shares of common stock at an exercise price equal to the greater of $16.80 or the closing price of SEDA's common stock on the date of exercise, less $10.

STOCK OPTIONS - In September 1993, the Company adopted its 1993 Incentive and Nonstatutory Stock Option Plan ("the Plan") and subsequently amended it in July 1994. The Plan will terminate after 10 years. A total of 1,000,000 shares of the Company's Common Stock have been reserved for issuance under the Plan. The Plan provides for the grant of incentive stock options to employees of the Company and non-qualified stock options to employees, officers and directors of the Company. The plan is administered by a committee appointed by the Board, which determines the terms of the options granted, including the exercise price, the number of shares subject to option, and the option's vesting period. The exercise price of all options granted under the Plan must be at least equal to the fair market value of such shares on the date of grant. The maximum term of options granted under the Plan is 10 years. With respect to any participant who owns stock representing more than 10% of the voting rights of the Company's outstanding capital stock, the exercise price of any option must be at least equal to 110% of the fair market value on the date of grant.

The Company has adopted the disclosure only provisions of SFAS 123 (Note 2). Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for the Plan been determined based on the fair value at the grant date for awards in 1996 and 1995 consistent with the provisions of SFAS 123, the Company's net income and earnings per common and common equivalent share would have been reduced to the following pro forma amounts:

                                                               1996         1995
                                                           --------     --------
Net income (in thousands)                                  $  6,552     $  3,044
Earnings per common and common equivalent share            $   1.22     $   0.60

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1996 and 1995: dividend yield of 0%, expected volatility of 47.5%, risk free interest rate of 7%, and an expected life of 5 years.

Information regarding activity in the Plan for 1996, 1995 and 1994 is as follows. The term average price refers to the weighted-average exercise price of options outstanding, granted and exercised:

                                   Average                            Available
                                     Price  Outstanding  Exercisable  for Grant
                                   -------  -----------  -----------  ---------
Balance at December 31, 1993        $10.59      333,500      272,125    366,500
Plan amendment                           -            -            -    300,000
Options granted                     $13.28       96,000            -    (96,000)
Became exercisable                       -            -       61,125          -
Exercised                           $10.00      (15,000)     (15,000)         -
                                   -------  -----------  -----------  ---------
Balance at December 31, 1994        $11.24      414,500      318,250    570,500
Options granted                     $11.86      377,000            -   (377,000)
Became exercisable                       -            -      342,875          -
                                   -------  -----------  -----------  ---------
Balance at December 31, 1995        $11.53      791,500      661,125    193,500
Options granted                     $12.24       15,500            -    (15,500)
Became exercisable                       -            -       73,000          -
                                   -------  -----------  -----------  ---------
Balance at December 31, 1996        $11.55      807,000      734,125    178,000
                                   =======  ===========  ===========  =========

The following table summarizes additional information about options outstanding at December 31, 1996. The term Average Price refers to the weighted-average exercise price of the applicable options and the term Contract Life refers to the weighted-average remaining contractual life of the outstanding options,

                                Options Outstanding         Options Exercisable
                            -----------------------------   -------------------
                                     Average     Contract               Average
Range of Exercise Prices     Shares    Price         Life    Shares       Price
                            -------   ------    ---------   -------      ------
$10.00 - $11.96             432,000   $10.66    2.8 years   368,500      $10.57
$12.00 - $14.00             374,500   $12.56    3.3 years   365,500      $12.56
$19.50                          500   $19.50    4.8 years       125      $19.50
                            -------   ------    ---------   -------      ------
$10.00 - $19.50             807,000   $11.55    3.0 years   734,125      $11.56
                            =======   ======    =========   =======      ======

NOTE 11 - RELATED PARTY TRANSACTIONS

The Company, 2501 West Rosecrans, Inc., Tube Tech Corporation of Delaware and Pacific Atlantic Brokerage, Inc. are related parties because a common stockholder holds or held a substantial ownership interest in each of the companies, and Shapour Sedaghat, former Chairman of the Company, is a related party because of his ownership interest in the Company.

2501 West Rosecrans, Inc. was 100% owned by one of the Company's principal stockholders. On April 20, 1994, the Company acquired from 2501 West Rosecrans, Inc. the building and real estate comprising its manufacturing facilities and corporate headquarters, at a cost of approximately $6.3 million, which approximated fair market value, in exchange for a promissory note in the principal amount of $1.6 million, bearing interest at 6% per annum, and the Company's assumption of the existing five-year note due to a financial institution in the principal amount of approximately $4.7 million, bearing interest at 8.5% per annum. At the closing of the transaction, the Company paid $1 million to the financial institution to reduce the amount outstanding on the five-year note. Prior to this transaction, the Company leased the facility from 2501 West Rosecrans, Inc. and paid rent of $219,000 in 1994.

Tube Tech Corporation of Delaware (Tube Tech) is 50% owned by the Company. Tube Tech has been an exclusive sales representative of the Company since 1992 for selected plastic tube customers. Total commissions paid by the Company to Tube Tech for the years ended December 31, 1996, 1995 and 1994 were $326,000, $294,000 and $496,000, respectively. The Company's investment in Tube Tech is accounted for using the equity method of accounting for investments.

Pacific Atlantic Brokerage, a corporation majority owned by one of the Company's principal stockholders, provides freight forwarding services to the Company. The cost of these services provided by Pacific Atlantic Brokerage to the Company and charged to operations amounted to $1,243,000 in 1996, $911,000 in 1995 and $636,000 in 1994.

The Company paid $120,000 in 1996 and $70,000 in 1995 to Shapour Sedaghat, former Chairman of the Company, for consulting services after his retirement from the Company. As of December 31, 1996 and 1995, in the aggregate the Company owed $189,000 and $136,000, respectively, to these related parties.

SEDA SPECIALTY PACKAGING CORP.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                               Additions
                                                Balance at    charged to                                     Balance at
                                               beginning of    costs and        ASC                              end of
Description                                       period        expenses     Acquisition       Deductions        period
-----------                                       ------        --------     -----------       ----------        ------
Allowance for Doubtful Accounts
     Receivable:
     Year ended December 31, 1996                 $424,000       $360,000              -        $404,000(1)    $380,000
     Year ended December 31, 1995                  200,000        375,000       $112,000         263,000(1)     424,000
     Year ended December 31, 1994                  250,000         22,000              -          72,000(1)     200,000

-----------------------

(1)      Represents write-offs of bad debts