Form 10-Q
period 1997-03-31
SEDA SPECIALTY PACKAGING CORP
filed 1997-05-14
CIK 912034

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934 For the quarterly period ended March 31 ,1997 or


         Transition report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934 For the transition period from__________ to
         __________


                         Commission File Number 0-22508
                                                -------


                         SEDA SPECIALTY PACKAGING CORP.
             (Exact Name of Registrant as Specified in Its Charter)
             ------------------------------------------------------



            Delaware                                      95-3928988
-------------------------------                        ----------------
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                        Identification No.)



             2501 West Rosecrans Avenue, Los Angeles, CA 90059-3510
             ------------------------------------------------------
                    (Address of Principal Executive Offices)

        Registrant's Telephone Number, Including Area Code (310) 635-4444
                                                           ---------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X    No       .
                               -----     ------

 At May 1, 1997 the registrant had 5,261,138 shares of common stock outstanding.

                         SEDA SPECIALTY PACKAGING CORP.

                                      INDEX


                                                                                        Page No.
                                                                                        --------
Part I  -  Financial Information

           Item 1 - Financial Statements:

                    Condensed Consolidated Balance Sheet at March 31,1997
                      (unaudited) and December 31, 1996                                     2

                    Unaudited Condensed Consolidated Statement of Income for the
                      Three Months ended March 31, 1997 and 1996                            3

                    Unaudited Condensed Consolidated Statement of Cash Flows for
                      the Three Months ended March 31, 1997 and 1996                        4

                    Notes to Unaudited Condensed Consolidated Financial Statements        5-6

           Item 2 - Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                 7-8

Part II -  Other Information

           Items 1-6 are either not applicable or the required information is included in the Financial Statements or Notes thereto included
           in this Form 10-Q.                                                              NA

Signatures                                                                                  9

SEDA SPECIALTY PACKAGING CORP. & Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEET


                                                                             March 31,      December 31,
(In thousands)                                                                 1997             1996
                                                                             ---------      ------------
Assets                                                                      (Unaudited)
     Current assets:
         Cash and cash equivalents                                           $  3,021         $  2,628
         Accounts receivable, less allowance for doubtful accounts
              of $385 at March 31, 1997 and $380 at December 31, 1996          11,018           10,477
         Inventories                                                            7,849            8,698
         Prepaid expenses and other current assets                                546            1,083
         Deferred income taxes                                                  1,930            1,880
                                                                             --------         --------
              Total current assets                                             24,364           24,766
     Property, plant and equipment, net                                        44,888           45,322
     Other assets                                                               4,508            4,115
                                                                             --------         --------
                                                                             $ 73,760         $ 74,203
                                                                             ========         ========

Liabilities and Stockholders' Equity
     Current liabilities:
         Accounts payable                                                    $  4,256         $  5,024
         Income taxes payable                                                     314               --
         Accrued liabilities                                                    1,864            2,159
         Current portion of long-term debt                                      3,889            6,616
         Current portion of obligations under capital leases                      516              514
                                                                             --------         --------
              Total current liabilities                                        10,839           14,313
     Line of credit                                                                --              950
     Long-term debt                                                             7,762            5,982
     Obligations under capital leases                                             221              349
     Deferred income taxes                                                      7,991            7,569
                                                                             --------         --------
              Total liabilities                                                26,813           29,163
                                                                             --------         --------
     Commitments and contingencies

     Stockholders' equity:
         Preferred stock, $0.001 par value, 10,000 shares authorized
              none outstanding                                                     --               --
         Common stock, $0.001 par value, 30,000 shares authorized,
              5,261 shares issued and outstanding                                   5                5
         Capital in excess of par value                                        29,723           29,723
         Retained earnings                                                     18,623           16,716
         Treasury stock, at cost, 96 shares                                    (1,404)          (1,404)
                                                                             --------         --------
              Total stockholders' equity                                       46,947           45,040
                                                                             --------         --------
                                                                             $ 73,760         $ 74,203
                                                                             ========         ========






See accompanying notes to unaudited condensed consolidated financial statements

SEDA SPECIALTY PACKAGING CORP. & Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF INCOME


                                         Three Months Ended  March 31,
                                         -----------------------------
(In thousands, except  per share data)       1997             1996
                                           --------         --------
Net sales                                  $ 16,213         $ 14,943
Cost of sales                                10,908            9,999
                                           --------         --------
Gross profit                                  5,305            4,944
Selling expenses                              1,104              981
General and administrative expenses             979            1,132
                                           --------         --------
     Income from operations                   3,222            2,831
Interest expense                                252              336
Other income                                     (9)             (26)
                                           --------         --------
     Income before income taxes               2,979            2,521
Provision for income taxes                    1,072              933
                                           --------         --------
     Net income                            $  1,907         $  1,588
                                           ========         ========
Earnings per common and
     common equivalent share               $   0.35         $   0.30
                                           ========         ========
Weighted average number of common
     and common equivalent shares             5,449            5,218
                                           ========         ========













See accompanying notes to unaudited condensed consolidated financial statements

SEDA SPECIALTY PACKAGING CORP. & Subsidiaries
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                               Three Months Ended March 31,
                                                                               ----------------------------
(In thousands)                                                                     1997            1996
                                                                                  -------         -------
Cash flows from operating activities:
     Net income                                                                   $ 1,907         $ 1,588

     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                              1,365           1,202
         Change in allowance for doubtful accounts receivable                           5             130
         Deferred income taxes                                                        372             485
         Change in assets and liabilities:
              Accounts receivable                                                    (546)           (810)
              Inventory                                                               849             313
              Prepaid expenses and other current assets                               537             159
              Other assets                                                           (427)             82
              Accounts payable                                                       (768)            (99)
              Income taxes payable                                                    314            (118)
              Accrued liabilities                                                    (295)            (54)
                                                                                  -------         -------
     Total adjustments                                                              1,406           1,290
                                                                                  -------         -------
        Net cash provided by operating activities                                   3,313           2,878
                                                                                  -------         -------
Cash flows from investing activities:
     Investment in ASC                                                                 --            (112)
     Capital expenditures                                                            (897)           (469)
                                                                                  -------         -------
        Net cash used in investing activities                                        (897)           (581)
                                                                                  -------         -------
Cash flows from financing activities:
     Repayments of lines of credit                                                   (950)         (1,520)
     Purchase of treasury stock                                                        --            (821)
     Proceeds from issuance of long-term debt                                       3,100              --
     Principal payments of long-term debt and capital lease obligations            (4,173)         (1,034)
                                                                                  -------         -------
        Net cash used in financing activities                                      (2,023)         (3,375)
                                                                                  -------         -------
Net increase (decrease) in cash and cash equivalents                                  393          (1,078)
Cash and cash equivalents at beginning of period                                    2,628           3,508
                                                                                  -------         -------
Cash and cash equivalents at end of period                                        $ 3,021         $ 2,430
                                                                                  =======         =======
Other cash flow information:
     Cash paid during the period for interest                                     $   248         $   338
     Cash paid during the period for taxes on income                              $    34         $   500







See accompanying notes to unaudited condensed consolidated financial statements

SEDA SPECIALTY PACKAGING CORP. & Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997


NOTE 1 - UNAUDITED INTERIM INFORMATION

The accompanying unaudited condensed consolidated financial statements include all adjustments which in the opinion of management are necessary for a fair presentation of the information for the interim periods herein reported. The unaudited condensed consolidated financial statements include amounts that are based on management's best estimates and judgments. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 as filed with the Securities and Exchange Commission. The results for the three months ended March 31, 1997 are not necessarily indicative of results of operations for the year ending December 31, 1997.


NOTE 2 - EARNINGS PER SHARE

Earnings per common and common equivalent share is calculated using the weighted average number of common shares issued and outstanding, adjusted for treasury shares, and equivalent common shares derived from dilutive stock options and warrants.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which simplifies the current standards for computing earnings per share. SFAS 128 is effective for both interim and annual periods ending after December 15, 1997, and earlier application is not permitted. However, pursuant to the requirements of the Securities and Exchange Commission the following pro forma amounts have been computed in accordance with the provisions of SFAS 128:

                                                     Three Months Ended March 31,
(In thousands, except per share data)                    1997          1996
-------------------------------------                   ------        ------
Net income                                              $1,907        $1,588
                                                        ======        ======
Weighted average shares outstanding                      5,166         5,069
Dilutive stock options and warrants                        283           149
                                                        ------        ------
Weighted average shares plus assumed conversions         5,449         5,218
                                                        ======        ======
Basic earnings per share                                $ 0.37        $ 0.31
                                                        ======        ======

Diluted earnings per share                              $ 0.35        $ 0.30
                                                        ======        ======

NOTE 3 - INVENTORIES

                                                 March 31,    December 31,
(In thousands)                                     1997           1996
--------------                                    ------      ------------
Finished goods                                    $2,592         $3,122
Work-in-process                                    1,884          1,667
Raw materials                                      3,373          3,909
                                                  ------         ------
                                                  $7,849         $8,698
                                                  ======         ======



NOTE 4 - AMENDED CREDIT AGREEMENT

On March 19, 1997, the Company amended its credit agreement with a bank to provide financing of an additional $3.1 million term loan, under the same terms and conditions of its previous credit agreement, for the specific purpose of repaying in full the building mortgage on the Company's facility in Southern California. The Company subsequently borrowed the $3.1 million under this agreement and repaid the mortgage.

SEDA SPECIALTY PACKAGING CORP. & Subsidiaries
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - MARCH 31, 1997 VS. 1996

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

RESULTS OF OPERATIONS:

Net sales for the three months ended March 31, 1997 increased approximately 8% to $16.2 million compared to $14.9 million for the three months ended March 31, 1996. This increase resulted primarily from an increase in sales of containers, particularly flexible plastic tubes, partially offset by a decline in the sales of closures and custom products. Although closure sales in the first quarter of 1997 were lower than the first quarter of 1996, such sales were higher than any other 1996 quarter. The increases were largely due to increased demand from existing customers and an expanding customer base.

Gross profit for the three months ended March 31, 1997 increased approximately 7% to $5.3 million from $4.9 million in the comparable period of 1996. As a percentage of net sales, gross profit decreased to 32.7% for the three months ended March 31, 1997, from 33.19% in the comparable period of the prior year. The change in gross margin percentage was caused primarily by higher raw material costs and changes in product mix.

Selling expenses for the three months ended March 31, 1997 increased 13% to $1,104,000 compared to $981,000 for the comparable period of the prior year. As a percentage of net sales, selling expenses increased to 6.8% for the three months ended March 31, 1997 from 6.6% for the corresponding period of 1996.
The changes were due primarily to higher salaries and higher freight costs.

General and administrative expenses for the three months ended March 31, 1997 decreased to $979,000 from $1,132,000 for the three months ended March 31, 1996. As a percentage of sales, general and administrative expenses decreased to 6.0% for the three months ended March 31, 1997 from 7.6% for the same period in 1996. Lower bad debt expense was the primary reason for the decrease in 1997.

Interest expense for the three months ended March 31, 1997 decreased to $252,000 as compared to $336,000 in the same period in 1996, primarily as a result of lower interest bearing debt outstanding during the period. Other income is primarily interest income on short-term investments.

The effective tax rate for the first quarter of 1997 of 36.0% as compared to 37.0% for the comparable period of 1996 reflects an increase in the estimated state income tax credits related to the Company's location in a designated revitalization zone.

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

Cash provided by operations for the three months ended March 31, 1997 was $3.3 million as compared to $2.9 million for the same period of 1996, reflecting the higher net income in the first quarter of 1997. Cash used for the acquisition of machinery and equipment was $0.9 million in the first three months of 1997 compared to $0.5 million for the same period of 1996. Cash used in financing activities during the three months ended March 31, 1997 was $2.0 million as compared to $3.4 million in the first three months of 1996, due to treasury stock purchases and the repayment of $1.5 million on the Company's line of credit in the first three months of 1996 versus a repayment of $950,000 on the Company's line of credit in 1997. The Company also borrowed $3.1 million under its bank credit agreement and repaid the mortgage on its Southern California facility of approximately the same amount.

                         SEDA SPECIALTY PACKAGING CORP.


                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 SEDA SPECIALTY PACKAGING CORP.
                                          (Registrant)



Date    May 14, 1997             /s/ Shawn Sedaghat
      ------------------         -----------------------------------
                                 Shawn Sedaghat
                                 Chairman, President and Chief
                                 Executive Officer

Date    May 14, 1997             /s/ Ronald W. Johnson
      ------------------         -----------------------------------
                                 Ronald W. Johnson
                                 Vice President of Finance, Chief
                                 Financial Officer